Form 10-Q
period 2015-08-01
TOYS R US INC
filed 2015-09-15
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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
As of September 11, 2015, there were 49,389,042 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$417	$698	$353
Accounts and other receivables	243	225	245
Merchandise inventories	2,211	2,064	2,344
Current deferred tax assets	41	45	22
Prepaid expenses and other current assets	149	122	164
Total current assets	3,061	3,154	3,128
Property and equipment, net	3,222	3,335	3,514
Goodwill	64	64	64
Deferred tax assets	128	133	153
Restricted cash	53	53	55
Other assets	343	376	416
Total Assets	$6,871	$7,115	$7,330

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,246	$1,571	$1,228
Accrued expenses and other current liabilities	889	1,032	903
Income taxes payable	27	20	24
Current portion of long-term debt	226	176	165
Total current liabilities	2,388	2,799	2,320
Long-term debt	5,056	4,612	5,247
Deferred tax liabilities	112	112	88
Deferred rent liabilities	342	347	359
Other non-current liabilities	260	255	229
Temporary equity	85	85	83
Total stockholders’ deficit	(1,372)	(1,095)	(996)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,871	$7,115	$7,330
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$2,293	$2,440	$4,618	$4,919
Cost of sales	1,418	1,524	2,881	3,085
Gross margin	875	916	1,737	1,834
Selling, general and administrative expenses	796	878	1,623	1,795
Depreciation and amortization	86	95	173	199
Other income, net	(22)	(15)	(44)	(27)
Total operating expenses	860	958	1,752	1,967
Operating earnings (loss)	15	(42)	(15)	(133)
Interest expense	(106)	(102)	(220)	(210)
Interest income	—	1	1	2
Loss before income taxes	(91)	(143)	(234)	(341)
Income tax expense	6	4	2	2
Net loss	(97)	(147)	(236)	(343)
Less: Net earnings attributable to noncontrolling interest	2	1	3	1
Net loss attributable to Toys “R” Us, Inc.	$(99)	$(148)	$(239)	$(344)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss	$(97)	$(147)	$(236)	$(343)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(32)	(21)	(45)	1
Unrecognized actuarial losses	(1)	—	(1)	—
Total other comprehensive (loss) income, net of tax	(33)	(21)	(46)	1
Comprehensive loss, net of tax	(130)	(168)	(282)	(342)
Less: Comprehensive income attributable to noncontrolling interest	2	1	3	1
Comprehensive loss attributable to Toys “R” Us, Inc.	$(132)	$(169)	$(285)	$(343)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014
Cash Flows from Operating Activities:
Net loss	$(236)	$(343)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	173	199
Amortization and write-off of debt issuance costs and debt discount	21	23
Deferred income taxes	2	4
Unrealized losses on foreign exchange	3	—
Other	(9)	10
Changes in operating assets and liabilities:
Accounts and other receivables	4	27
Merchandise inventories	(166)	(166)
Prepaid expenses and other operating assets	(15)	(22)
Accounts payable, Accrued expenses and other liabilities	(435)	(304)
Income taxes payable and receivable	(17)	(25)
Net cash used in operating activities	(675)	(597)
Cash Flows from Investing Activities:
Capital expenditures	(82)	(86)
Proceeds from sales of fixed assets	12	9
Decrease (increase) in restricted cash	1	(1)
Acquisitions	(2)	—
Net cash used in investing activities	(71)	(78)
Cash Flows from Financing Activities:
Long-term debt borrowings	669	735
Long-term debt repayments	(205)	(341)
Short-term debt borrowings, net	8	—
Capitalized debt issuance costs	(2)	(13)
Net cash provided by financing activities	470	381
Effect of exchange rate changes on Cash and cash equivalents	(5)	3
Cash and cash equivalents:
Net decrease during period	(281)	(291)
Cash and cash equivalents at beginning of period	698	644
Cash and cash equivalents at end of period	$417	$353
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(344)	—	(344)
Total other comprehensive income, net of tax	—	—	—	—	1	1
Issuance of restricted stock	—	2	(2)	—	—	—
Stock compensation expense	—	—	8	—	—	8
Adjustment of redeemable shares to redemption value	—	—	5	—	—	5
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, August 2, 2014	49	$(7)	$60	$(966)	$(83)	$(996)

Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(239)	—	(239)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Issuance of restricted stock	—	4	(4)	—	—	—
Amortization of restricted stock	—	—	1	—	—	1
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	3	—	3
Balance, August 1, 2015	49	$(1)	$69	$(1,150)	$(290)	$(1,372)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended August 1, 2015 and August 2, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 are not necessarily indicative of operating results for the full year.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of August 1, 2015, January 31, 2015 and August 2, 2014 is outlined in the table below:

(In millions)	August 1, 2015	January 31, 2015	August 2, 2014
Short-term borrowings
Labuan uncommitted lines of credit	$8	$—	$12
Long-term debt
Spanish real estate credit facility, due fiscal 2015	29	34	66
European and Australian asset-based revolving credit facility, expires fiscal 2016	70	—	61
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 (1)	61	—	111
Secured term loan facility, due fiscal 2016 (2)	—	—	643
7.375% senior secured notes, due fiscal 2016 (2)	—	—	355
10.375% senior notes, due fiscal 2017 (3)	448	448	447
8.500% senior secured notes, due fiscal 2017 (4)	721	721	720
French real estate credit facility, due fiscal 2018	51	53	63
Incremental secured term loan facility, due fiscal 2018 (2)	131	133	371
Second incremental secured term loan facility, due fiscal 2018 (2)	66	67	209
7.375% senior notes, due fiscal 2018 (3)	402	402	403
$1.85 billion secured revolving credit facility, expires fiscal 2019 (2)	377	—	250
Senior unsecured term loan facility, due fiscal 2019 (5)	938	965	969
Tranche A-1 loan facility, due fiscal 2019 (2)	273	272	—
Secured term B-4 loan facility, due fiscal 2020 (2)	1,006	1,010	—
UK real estate credit facility, due fiscal 2020	411	396	443
Toys-Japan 1.85%-2.45% loans, due fiscals 2015-2021	57	63	86
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	190	189	175
Capital lease and other obligations	29	13	18
	5,282	4,788	5,412
Less: current portion	226	176	165
Total Long-term debt (7)	$5,056	$4,612	$5,247

(1)
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A” due fiscal 2017, “Tranche 1B” due fiscal 2016 and “Tranche 2” due fiscal 2016). On June 30, 2015, Toys-Japan entered into an agreement to refinance its committed line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A and Tranche 1B.

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
The amount of total net assets that were subject to such restrictions was $476 million as of August 1, 2015. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of August 1, 2015, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
Labuan uncommitted lines of credit, due on demand ($8 million at August 1, 2015)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$273 million ($35 million at August 1, 2015). As of August 1, 2015, we had $8 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $23 million. The average interest rate on the drawn borrowings was 1.50% and 2.39% at August 1, 2015 and August 2, 2014, respectively.
European and Australian asset-based revolving credit facility, expires fiscal 2016 ($70 million at August 1, 2015)
The European ABL Facility, as amended, provides for a five-year £138 million ($216 million at August 1, 2015) asset-based senior secured revolving credit facility which expires on March 8, 2016. As of August 1, 2015, we had outstanding borrowings of $70 million, with $40 million of remaining availability under the European ABL Facility.
We are in the process of updating the European ABL Facility security documents to allow us to include inventory located in a new French distribution center in our borrowing base. We expect this process to be completed in the third fiscal quarter. The inclusion of this inventory in our borrowing base would have increased our remaining availability by an additional $9 million as of August 1, 2015.
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 ($61 million at August 1, 2015)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit.
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 was refinanced into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($76 million at August 1, 2015), expires on June 30, 2017 and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. As of August 1, 2015 we had outstanding borrowings of $46 million under Tranche 1A, with $30 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($16 million at August 1, 2015), expires on June 30, 2016 and bears an interest rate of TIBOR plus 0.80% per annum. As of August 1, 2015 we had no outstanding borrowings under Tranche 1B, with $16 million of remaining availability. In addition, a commitment fee accrues on any unused portion of Tranche 1A and Tranche 1B at a rate of 0.250% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.

The agreement contains covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms, including provisions that require Toys-Japan to not incur two consecutive years of ordinary loss in accordance with accounting principles generally accepted in Japan, as defined in the credit agreement. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Tranche 2 is available in amounts of up to ¥3.5 billion ($28 million at August 1, 2015) and expires on June 30, 2016. As of August 1, 2015, we had outstanding borrowings of $15 million under Tranche 2, with $13 million of remaining availability.
Additionally, on June 30, 2015, Toys-Japan amended an uncommitted line of credit reducing its total availability from ¥1.5 billion to ¥1.0 billion ($8 million at August 1, 2015), which will renew August 1 of each year unless otherwise canceled. The uncommitted line of credit continues to bear an interest rate of TIBOR plus 0.50%. As of August 1, 2015 we had no outstanding borrowings under the uncommitted line of credit.
Toys-Japan has an additional uncommitted line of credit with total availability of ¥0.5 billion ($4 million at August 1, 2015). As of August 1, 2015 we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($377 million at August 1, 2015)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $377 million, a total of $96 million of outstanding letters of credit and excess availability of $622 million as of August 1, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $497 million in excess of the covenant at August 1, 2015.
Senior unsecured term loan facility, due fiscal 2019 ($938 million at August 1, 2015)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ended January 31, 2015, subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $25 million on May 11, 2015.
Subsequent Event
The Propco I Term Loan Facility requires TRU Propco I to prepay outstanding term loans at specified times, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount equal to 65% of the appraised value (as defined in the Propco I Term Loan Facility) of the real property disposed of in such sale. As a result, on August 28, 2015, TRU Propco I made a prepayment of $16 million.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in London Interbank Offered Rate (“LIBOR”), Euro Interbank Offered Rate and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of August 1, 2015, our interest rate contracts have various maturity dates through February 2018 and are designated as cash flow hedges in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 1, 2015, January 31, 2015 and August 2, 2014, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of August 1, 2015, January 31, 2015 and August 2, 2014, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 1, 2015, January 31, 2015 and August 2, 2014, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million, $2 million and $1 million, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, we were not required to post collateral for any of these derivatives.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(1)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$—	$(1)
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(9)	$(8)	$(13)	$(15)
Loss on the change in fair value - Interest Rate Contract	—	(1)	—	(1)
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	6	1	5	(1)
	(3)	(8)	(8)	(17)
Derivatives designated as cash flow hedges:
Amortization of hedged caps	—	(1)	—	(1)
	—	(1)	—	(1)
Derivative designated as a fair value hedge:
Loss on the change in fair value - Interest Rate Contract	—	—	—	(2)
Gain recognized in Interest expense on hedged item	—	—	—	2
	—	—	—	—
Total Interest expense	$(3)	$(9)	$(8)	$(18)

(1)
Losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015		January 31, 2015		August 2, 2014
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$29	$—	$734	$—	$700	$—
Other assets	51	—	53	—	129	—
Accrued expenses and other current liabilities	40	—	42	—	—	—
Other non-current liabilities	—	—	—	—	64	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	—	—	—	—
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	—	—	1,611	—	1,611	—
Other assets	—	—	—	—	350	9
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	158	6	8	—	261	3
Accrued expenses and other current liabilities	$197	$(3)	$90	$(2)	$78	$(1)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$187	$6	$2,353	$—	$2,572	$3
Other assets	51	—	53	—	479	9
Total derivative assets (2)	$238	$6	$2,406	$—	$3,051	$12

Accrued expenses and other current liabilities	$237	$(3)	$132	$(2)	$78	$(1)
Other non-current liabilities	—	—	—	—	64	(1)
Total derivative liabilities (2)	$237	$(3)	$132	$(2)	$142	$(2)

(1)	In April 2015, five interest rate caps matured.

(2)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. The aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets was less than $1 million as of August 1, 2015, and nominal as of January 31, 2015 and August 2, 2014, respectively. The aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities was less than $1 million as of August 1, 2015, and nominal as of January 31, 2015 and August 2, 2014, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of August 1, 2015, January 31, 2015 and August 2, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 1, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	6	—	6
Total assets	$—	$6	$—	$6
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$3	$—	$3

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2015
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 2, 2014
Assets
Derivative financial instruments:
Interest rate contracts	$—	$9	$—	$9
Foreign exchange contracts	—	3	—	3
Total assets	$—	$12	$—	$12
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$2	$—	$2
For the periods ended August 1, 2015, January 31, 2015 and August 2, 2014, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment of long-lived assets is included in Other income, net on our Condensed Consolidated Statements of Operations.
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
For the twenty-six weeks ended August 1, 2015 and August 2, 2014, we had no impairments to long-lived assets held for sale. There have been no changes in valuation technique or related inputs for long-lived assets for the twenty-six weeks ended August 1, 2015 and August 2, 2014.

The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at August 1, 2015 and August 2, 2014. As of August 1, 2015 and August 2, 2014, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	4	2	2
Long-lived assets held and used	4	2	2
Balance, August 1, 2015	$8	$4	$4

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3) (1)	Impairment Losses
Long-lived assets held and used	$4	$1	$3
Balance, May 3, 2014	4	1	3
Long-lived assets held and used	8	4	4
Balance, August 2, 2014	$12	$5	$7

(1)	Includes fair values based on offers received, which were previously classified as Level 2 and should have been Level 3, of $4 million as of August 2, 2014.
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the twenty-six weeks ended August 1, 2015 and August 2, 2014. The table below presents the carrying values and fair values of our Long-term debt including current portion as of August 1, 2015, January 31, 2015 and August 2, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 1, 2015	$5,282	$4,922	$1,364	$2,283	$1,275
January 31, 2015	4,788	4,416	1,346	2,315	755
August 2, 2014	5,412	5,048	1,438	2,349	1,261
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Loss before income taxes	$(91)	$(143)	$(234)	$(341)
Income tax expense	6	4	2	2
Effective tax rate	(6.6)%	(2.8)%	(0.9)%	(0.6)%
The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was (0.6)% for the twenty-six weeks ended August 1, 2015 compared to (0.5)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 37 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Baby	46.4%	47.2%	48.1%	48.5%
Core Toy	14.0%	13.1%	13.5%	12.5%
Entertainment	5.7%	6.4%	6.5%	7.2%
Learning	18.2%	17.7%	17.9%	17.5%
Seasonal	14.9%	15.0%	13.4%	13.7%
Other (1)	0.8%	0.6%	0.6%	0.6%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Baby	25.4%	25.0%	26.0%	26.0%
Core Toy	20.1%	19.7%	20.3%	19.6%
Entertainment	5.8%	7.1%	6.0%	7.3%
Learning	26.9%	25.8%	27.3%	26.1%
Seasonal	20.9%	21.5%	19.5%	20.1%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.

From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales
Domestic	$1,410	$1,460	$2,900	$2,999
International	883	980	1,718	1,920
Total Net sales	$2,293	$2,440	$4,618	$4,919
Operating earnings (loss)
Domestic (1)	$78	$21	$139	$42
International	28	28	25	9
Corporate and other (1)	(91)	(91)	(179)	(184)
Operating earnings (loss)	15	(42)	(15)	(133)
Interest expense	(106)	(102)	(220)	(210)
Interest income	—	1	1	2
Loss before income taxes	$(91)	$(143)	$(234)	$(341)

(1)
Certain professional fees of $1 million and $6 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, that were previously recorded to our Domestic segment have been reclassified to our Corporate and other division.

(In millions)	August 1, 2015	January 31, 2015	August 2, 2014
Merchandise inventories
Domestic	$1,410	$1,353	$1,442
International	801	711	902
Total Merchandise inventories	$2,211	$2,064	$2,344

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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, August 29, 2014 and June 1, 2015 (“Advisory Agreement”). The initial term of the Advisory Agreement was ten years, with the ability to extend annually for one year unless we or the Sponsors provide notice of termination to the other.
In August 2014, the Advisory Agreement was amended in order to reduce the management and advisory fees paid to the Sponsors (the “Advisory Fees”) to $17 million.  The amendment provides that if in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter.
In June 2015, the Advisory Agreement was further amended in order to reduce the Advisory Fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually with no further adjustment upon an IPO for such reductions.
We recorded Advisory Fees of less than $1 million and $5 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. We recorded Advisory Fees of $6 million and $12 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively. During the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were $2 million and $5 million during each of the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $4 million for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, with respect to 0.6% and 0.7%, respectively, of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for each of the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen and twenty-six weeks ended August 1, 2015, we sold certain properties and assets for proceeds of $10 million and $12 million, respectively, resulting in net gains of $6 million and $7 million, respectively. Net gains on sales of properties are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Stock-based compensation
Amendments to the 2010 Incentive Plan and Amended and Restated Certificate of Incorporation
On May 31, 2015, the Board of Directors adopted amendments to the Toys “R” Us, Inc. 2010 Incentive Plan, as amended (the “2010 Incentive Plan”) and Amended and Restated Certificate of Incorporation, which were adopted by the stockholders of the Company on June 1, 2015. Amendment No. 3 to the 2010 Incentive Plan increased the number of shares available thereunder by 3,000,000 shares and Amendment No. 1 to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of Common Stock by 5,000,000 shares.
One-time award
On June 1, 2015, the Company entered into an employment agreement with David A. Brandon to serve as Chairman of the Board and Chief Executive Officer. The employment agreement provided a one-time award of stock options under the 2010 Incentive Plan subject to time and performance based vesting conditions, which had a grant date of July 1, 2015. The award will vest ratably over forty-eight months commencing on the first month anniversary of the grant date and will only be deemed fully vested when the performance based obligations pursuant to Mr. Brandon’s employment agreement are satisfied. The one-time award has a grant date fair value of $9 million, at $8.00 per share.

2015 Award exchange
In June 2015, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange their unvested outstanding restricted stock units granted May 24, 2013 (“RSUs”) for a grant of two new stock options (“New Options”) for every one RSU canceled. The New Options have an exercise price of $8.00. On July 31, 2015, the Company closed its offer with a total of 64,381 RSUs canceled and a total of 128,762 New Options issued under the 2010 Incentive Plan. The New Options have a grant date of August 3, 2015 and vest 50% on each of May 24, 2016 and May 24, 2017, subject to the participant’s continued employment with the Company, and will vest automatically upon change of control of the Company. These options expire ten years from the date of grant, subject to the earlier expiration in accordance with the New Option award agreement. We accounted for the modification in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Management has concluded that the modification had no impact on compensation costs.

11. Accumulated other comprehensive loss
Total other comprehensive (loss) income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Change	22	—	—	22
Balance, May 3, 2014	(52)	(1)	(9)	(62)
Change	(21)	—	—	(21)
Balance, August 2, 2014	$(73)	$(1)	$(9)	$(83)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Change	(13)	—	—	(13)
Balance, May 2, 2015	(215)	—	(42)	(257)
Change	(32)	—	(1)	(33)
Balance, August 1, 2015	$(247)	$—	$(43)	$(290)

12. Recent accounting pronouncements
In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)” (“ASU 2015-12”). The amendments in Part I of ASU 2015-12 eliminated the requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts and provide the related fair value disclosures, rather these contracts will be measured and disclosed only at contract value. The amendments in Part II of this ASU will require plans to disaggregate their investments measured using fair value only by general type, either on the financial statements or in the notes. Part II of this ASU also eliminated the requirement to disclose the net appreciation/depreciation in fair value of investments by general type and the requirement to disclose individual investments that represent 5% or more of net assets available for benefits. The amendments in Part III of ASU 2015-12 provides a practical expedient to permit plans to measure its investments and investment related accounts as of a month-end date closest to its fiscal year for a plan with a fiscal year end that does not coincide with the end of a calendar month. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2015-12 will have on the Condensed Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in ASU 2015-03 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. As a result of the FASB issuing ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” in August 2015, the amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption methodology and the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of August 1, 2015, there were 1,598 operated and 243 licensed “R” Us branded retail stores worldwide. In addition, as of August 1, 2015, we operated 121 Toys “R” Us Express stores (“Express stores”), including 64 Express stores with a cumulative lease term of at least two years (“Permanent Express”). Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and twenty-six weeks ended August 1, 2015 compared to the thirteen and twenty-six weeks ended August 2, 2014:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$2,293	$2,440	$4,618	$4,919
Gross margin	875	916	1,737	1,834
Gross margin as a percentage of Net sales	38.2%	37.5%	37.6%	37.3%
Selling, general and administrative expenses	$796	$878	$1,623	$1,795
Selling, general and administrative expenses as a percentage of Net sales	34.7%	36.0%	35.1%	36.5%
Net loss attributable to Toys “R” Us, Inc.	$(99)	$(148)	$(239)	$(344)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$122	$83	$192	$110

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Net sales decreased by $147 million and $301 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. Foreign currency translation decreased Net sales by $144 million and $275 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended August 1, 2015 were essentially flat compared to the same period last year. Net sales for the twenty-six weeks ended August 1, 2015 decreased due to a decline in Domestic comparable store net sales and store closures within our Domestic segment, partially offset by an increase in International comparable store net sales and an increase in net sales from new locations in our International segment.
Gross margin, as a percentage of Net sales, increased by 0.7% and 0.3% percentage points for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. The prior year Domestic margin rate for both periods was negatively impacted by previously identified clearance inventory. Additionally contributing to the increase in Gross margin for the twenty-six weeks ended August 1, 2015 was a margin rate improvement within our Domestic segment mainly attributable to continued promotional discipline in the current year. Partially offsetting the increase for both periods was a margin rate decline within our International segment, primarily from increased cost of merchandise due to an adverse impact from foreign currency translation.
Selling, general and administrative expenses (“SG&A”) decreased by $82 million and $172 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. Foreign currency translation decreased SG&A by $50 million and $99 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. Excluding the impact of foreign currency translation, the decrease in SG&A for both periods was primarily due to a reduction in payroll expenses and advertising and promotional expenses. Additionally contributing to the decrease was a reduction in advisory fees as a result of an amendment to the advisory agreement we have with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”).
Net loss attributable to Toys “R” Us, Inc. decreased by $49 million and $105 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. The decrease for both periods was primarily due to a reduction in SG&A and a decrease in Depreciation and amortization, partially offset by a decline in Gross margin dollars.

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
The following table discloses the change in our comparable store net sales for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015 vs. 2014	August 2, 2014 vs. 2013	August 1, 2015 vs. 2014	August 2, 2014 vs. 2013
Domestic	(2.5)%	1.5%	(2.4)%	2.7%
International	3.3%	2.5%	2.3%	1.7%
Toys “R” Us - Consolidated	(0.2)%	1.9%	(0.6)%	2.3%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Baby	46.4%	47.2%	48.1%	48.5%
Core Toy	14.0%	13.1%	13.5%	12.5%
Entertainment	5.7%	6.4%	6.5%	7.2%
Learning	18.2%	17.7%	17.9%	17.5%
Seasonal	14.9%	15.0%	13.4%	13.7%
Other (1)	0.8%	0.6%	0.6%	0.6%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Baby	25.4%	25.0%	26.0%	26.0%
Core Toy	20.1%	19.7%	20.3%	19.6%
Entertainment	5.8%	7.1%	6.0%	7.3%
Learning	26.9%	25.8%	27.3%	26.1%
Seasonal	20.9%	21.5%	19.5%	20.1%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	August 1, 2015	August 2, 2014	Change
Domestic (1)	864	878	(14)
International - Operated (2)	734	713	21
International - Licensed (3)	243	196	47
Total (4)	1,841	1,787	54

(1)
Store count as of August 1, 2015 includes 290 Toys “R” Us (“TRU”) stores, 224 Babies “R” Us (“BRU”) stores, 213 side-by-side (“SBS”) stores, 58 Juvenile Expansions, 20 Babies “R” Us Express (“BRU Express”) stores and 59 Permanent Express stores. Store count as of August 2, 2014 included 302 TRU stores, 230 BRU stores, 214 SBS stores, 59 Juvenile Expansions, 20 BRU Express stores and 53 Permanent Express stores.

(2)
Store count as of August 1, 2015 includes 496 TRU stores, 199 SBS stores, 19 BRU Express stores, 15 BRU stores and five Permanent Express stores. Store count as of August 2, 2014 included 475 TRU stores, 193 SBS stores, 18 BRU Express stores, 15 BRU stores and 12 Permanent Express stores. The net increase in store count from prior year is predominantly due to 26 stores in China and Southeast Asia.

(3)	The net increase in store count from prior year is predominantly due to 28 stores in South Africa, six stores in the Philippines and five stores in South Korea.

(4)
There were 46 Domestic and 11 International Express stores open as of August 1, 2015 and 57 Domestic and 10 International Express stores open as of August 2, 2014. These stores were not included in our overall store count within our Domestic and International segments and are considered temporary as they have a cumulative lease term of less than two years.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$(99)	$(148)	$49	$(239)	$(344)	$105
Net loss attributable to Toys “R” Us, Inc. decreased by $49 million to $99 million for the thirteen weeks ended August 1, 2015, compared to $148 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $82 million and a decrease in Depreciation and amortization of $9 million, partially offset by a decline in Gross margin of $41 million.
Net loss attributable to Toys “R” Us, Inc. decreased by $105 million to $239 million for the twenty-six weeks ended August 1, 2015, compared to $344 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $172 million and a decrease in Depreciation and amortization of $26 million, partially offset by a decline in Gross margin of $97 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014
Domestic	$1,410	$1,460	$(50)	(3.4)%	61.5%	59.8%
International	883	980	(97)	(9.9)%	38.5%	40.2%
Toys “R” Us - Consolidated	$2,293	$2,440	$(147)	(6.0)%	100.0%	100.0%
Net sales decreased by $147 million or 6.0%, to $2,293 million for the thirteen weeks ended August 1, 2015, compared to $2,440 million for the same period last year. The impact of foreign currency translation decreased Net sales by $144 million for the thirteen weeks ended August 1, 2015.
Excluding the impact of foreign currency translation, Net sales were essentially flat for the thirteen weeks ended August 1, 2015, compared to the same period last year, with a decline in Domestic comparable store net sales and store closures within our Domestic segment offset by an increase in International comparable store net sales and an increase in net sales from new locations within our International segment.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014
Domestic	$2,900	$2,999	$(99)	(3.3)%	62.8%	61.0%
International	1,718	1,920	(202)	(10.5)%	37.2%	39.0%
Toys “R” Us - Consolidated	$4,618	$4,919	$(301)	(6.1)%	100.0%	100.0%
Net sales decreased by $301 million or 6.1%, to $4,618 million for the twenty-six weeks ended August 1, 2015, compared to $4,919 million for the same period last year. The impact of foreign currency translation decreased Net sales by $275 million for the twenty-six weeks ended August 1, 2015.
Excluding the impact of foreign currency translation, the decrease in Net sales for the twenty-six weeks ended August 1, 2015 was predominantly due to a decrease in Domestic comparable store net sales primarily driven by a decrease in the number of transactions, and store closures within our Domestic segment. Partially offsetting the decrease in Net sales was an increase in International comparable store net sales primarily driven by higher average transaction amounts, and an increase in net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment decreased by $50 million or 3.4%, to $1,410 million for the thirteen weeks ended August 1, 2015, compared to $1,460 million for the same period last year. The decrease in Net sales was primarily a result of a decline in comparable store net sales of 2.5% and store closures.
The decrease in comparable store net sales resulted primarily from decreases in our baby, entertainment and seasonal categories. The decrease in our baby category was mainly due to decreased sales of consumables. The decrease in our entertainment category was predominantly due to decreased sales of portable electronics and video game software. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of collectibles.
Net sales for the Domestic segment decreased by $99 million or 3.3%, to $2,900 million for the twenty-six weeks ended August 1, 2015, compared to $2,999 million for the same period last year. The decrease in Net sales was primarily a result of a decline in comparable store net sales of 2.4% and store closures.
The decrease in comparable store net sales resulted primarily from decreases in our baby, entertainment and seasonal categories. The decrease in our baby category was mainly due to decreased sales of consumables. The decrease in our entertainment category was primarily due to decreased sales of portable electronics and video game software. The decrease in our seasonal category was predominantly due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of collectibles.
International
Net sales for the International segment decreased by $97 million or 9.9%, to $883 million for the thirteen weeks ended August 1, 2015, compared to $980 million for the same period last year. Excluding a $144 million decrease in Net sales due to foreign currency translation, International Net sales improved primarily as a result of an increase in comparable store net sales of 3.3% and an increase in net sales from new locations.
The increase in comparable store net sales resulted primarily from increases in our learning, baby and core toy categories. The increase in our learning category was mainly due to increased sales of construction toys. The increase in our baby category was primarily due to increased sales of baby gear and consumables. The increase in our core toy category was predominantly due to increased sales of collectibles. Partially offsetting these increases was a decline in our entertainment category primarily as a result of decreased sales of video game software and systems and home entertainment media products.
Net sales for the International segment decreased by $202 million or 10.5%, to $1,718 million for the twenty-six weeks ended August 1, 2015, compared to $1,920 million for the same period last year. Excluding a $275 million decrease in Net sales due to foreign currency translation, International Net sales improved primarily as a result of an increase in comparable store net sales of 2.3% and an increase in net sales from new locations.
The increase in comparable store net sales resulted primarily from increases in our learning, core toy and baby categories. The increase in our learning category was mainly due to increased sales of construction toys. The increase in our core toy category was primarily due to increased sales of collectibles and action figures. The increase in our baby category was predominantly due to increased sales of baby gear and apparel. Partially offsetting these increases was a decline in our entertainment category primarily as a result of decreased sales of video game software and systems.

Gross Margin
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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	August 1, 2015	August 2, 2014	Change
Domestic	$511	$506	$5	36.2%	34.7%	1.5%
International	364	410	(46)	41.2%	41.8%	(0.6)%
Toys “R” Us - Consolidated	$875	$916	$(41)	38.2%	37.5%	0.7%

Gross margin decreased by $41 million to $875 million for the thirteen weeks ended August 1, 2015, compared to $916 million for the same period last year. Foreign currency translation decreased Gross margin by $58 million.
Gross margin, as a percentage of Net sales, increased by 0.7 percentage points for the thirteen weeks ended August 1, 2015, compared to the same period last year. The increase in Gross margin, as a percentage of Net sales, was attributable to a prior year $19 million loss on previously identified clearance inventory within our Domestic segment. Partially offsetting the increase was a margin rate decline within our International segment, primarily from increased cost of merchandise due to an adverse impact from foreign currency translation.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	August 1, 2015	August 2, 2014	Change
Domestic	$1,046	$1,055	$(9)	36.1%	35.2%	0.9%
International	691	779	(88)	40.2%	40.6%	(0.4)%
Toys “R” Us - Consolidated	$1,737	$1,834	$(97)	37.6%	37.3%	0.3%
Gross margin decreased by $97 million to $1,737 million for the twenty-six weeks ended August 1, 2015, compared to $1,834 million for the same period last year. Foreign currency translation decreased Gross margin by $108 million.
Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the twenty-six weeks ended August 1, 2015, compared to the same period last year. The increase in Gross margin, as a percentage of Net sales, was primarily the result of a margin rate improvement within our Domestic segment mainly attributable to continued promotional discipline in the current year.  The prior year Domestic rate was negatively impacted by previously identified clearance inventory. Partially offsetting these increases was a margin rate decline within our International segment, primarily from increased cost of merchandise due to an adverse impact from foreign currency translation.
Domestic
Gross margin increased by $5 million to $511 million for the thirteen weeks ended August 1, 2015, compared to $506 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.5 percentage points for the thirteen weeks ended August 1, 2015 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted from margin improvements predominantly in our learning, entertainment and baby categories. The current year margin rate improvement is due to a prior year $19 million loss on previously identified clearance inventory.
Gross margin decreased by $9 million to $1,046 million for the twenty-six weeks ended August 1, 2015, compared to $1,055 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 0.9 percentage points for the twenty-six weeks ended August 1, 2015 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted from margin improvements predominantly in our baby, entertainment and learning categories. The current year margin rate improvement is largely due to a prior year $8 million loss on previously identified clearance inventory.
International
Gross margin decreased by $46 million to $364 million for the thirteen weeks ended August 1, 2015, compared to $410 million for the same period last year. Foreign currency translation decreased Gross margin by $58 million. Gross margin, as a percentage of Net sales, decreased by 0.6 percentage points for the thirteen weeks ended August 1, 2015, compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from increased cost of merchandise due to an adverse impact from foreign currency translation, most notably in our learning and core toy categories.
Gross margin decreased by $88 million to $691 million for the twenty-six weeks ended August 1, 2015, compared to $779 million for the same period last year. Foreign currency translation decreased Gross margin by $108 million. Gross margin, as a percentage of Net sales, decreased by 0.4 percentage points for the twenty-six weeks ended August 1, 2015, compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from increased cost of merchandise due to an adverse impact from foreign currency translation, most notably in our learning and core toy categories.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Payroll and related benefits	46.1%	45.8%	45.2%	45.1%
Occupancy costs	34.4%	33.0%	34.0%	33.0%
Advertising and promotional expenses	5.4%	6.2%	6.0%	7.0%
Professional fees	3.0%	3.6%	3.5%	3.5%
Transaction fees (1)	3.1%	3.0%	3.1%	2.9%
Other (2)	8.0%	8.4%	8.2%	8.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to transporting merchandise from distribution centers to stores, website hosting, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$796	$878	$(82)	34.7%	36.0%	(1.3)%
SG&A decreased by $82 million to $796 million for the thirteen weeks ended August 1, 2015, compared to $878 million for the same period last year. Foreign currency translation decreased SG&A by $50 million. As a percentage of Net sales, SG&A decreased by 1.3 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $32 million primarily due to a $15 million decline in store payroll expenses and a $9 million decrease in advertising and promotional expenses. Additionally contributing to the decrease was a $6 million reduction in advisory fees as a result of an amendment to the advisory agreement we have with the Sponsors. Refer to Note 8 within our Condensed Consolidated Financial Statements entitled “Related Party Transactions” for further details.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 1, 2015	August 2, 2014	$ Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$1,623	$1,795	$(172)	35.1%	36.5%	(1.4)%
SG&A decreased by $172 million to $1,623 million for the twenty-six weeks ended August 1, 2015, compared to $1,795 million for the same period last year. Foreign currency translation decreased SG&A by $99 million. As a percentage of Net sales, SG&A decreased by 1.4 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $73 million primarily due to a $36 million decrease in payroll expenses, which included a $29 million decline in store payroll expenses. Additionally contributing to the decrease was a $22 million decrease in advertising and promotional expenses and a $7 million reduction in advisory fees as a result of an amendment to the advisory agreement we have with the Sponsors.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$86	$95	$(9)	$173	$199	$(26)
Depreciation and amortization decreased by $9 million for the thirteen weeks ended August 1, 2015, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $4 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to fully depreciated assets.

Depreciation and amortization decreased by $26 million for the twenty-six weeks ended August 1, 2015, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $8 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to the prior year accelerated depreciation of certain assets, which we committed to dispose of prior to the end of their useful lives, and fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	foreign exchange gains and losses;

•	net gains on sales of properties;

•	gift card breakage income;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$22	$15	$7	$44	$27	$17
Other income, net increased by $7 million to $22 million for the thirteen weeks ended August 1, 2015, compared to $15 million for the same period last year. The increase was primarily due to an $8 million increase in credit card program income, a $3 million increase in net gains on sales of properties and a $2 million decrease in impairment of long-lived assets. Partially offsetting the increase in Other income, net was $9 million in unrealized loss on foreign exchange related to the re-measurement of the Tranche A-1 loan facility due fiscal 2019 attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”).
Other income, net increased by $17 million to $44 million for the twenty-six weeks ended August 1, 2015, compared to $27 million for the same period last year. The increase was primarily due to an $8 million increase in credit card program income, a $4 million increase in net gains on sale of properties, a $3 million decrease in impairment of long-lived assets and a $2 million decrease in fixed asset write-offs. Partially offsetting the increase in Other income, net was $3 million in unrealized loss on foreign exchange related to the re-measurement of the Tranche A-1 loan attributed to Toys-Canada.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$106	$102	$4	$220	$210	$10
Interest expense increased by $4 million to $106 million for the thirteen weeks ended August 1, 2015, compared to $102 million for the same period last year. Interest expense increased by $10 million to $220 million for the twenty-six weeks ended August 1, 2015, compared to $210 million for the same period last year. The increase in Interest expense for both periods was primarily due to a higher rate of interest on the Secured term B-4 loan facility due fiscal 2020 and the Tranche A-1 loan facility due fiscal 2019 as a result of the fiscal 2014 refinancing.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Toys “R” Us - Consolidated	$—	$1	$(1)	$1	$2	$(1)
Interest income decreased by $1 million to a nominal amount for the thirteen weeks ended August 1, 2015, compared to $1 million for the same period last year. Interest income decreased by $1 million to $1 million for the twenty-six weeks ended August 1, 2015, compared to $2 million for the same period last year.

Income Tax Expense
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Loss before income taxes	$(91)	$(143)	$(234)	$(341)
Income tax expense	6	4	2	2
Effective tax rate	(6.6)%	(2.8)%	(0.9)%	(0.6)%
The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was (0.6)% for the twenty-six weeks ended August 1, 2015 compared to (0.5)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

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

Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss attributable to Toys “R” Us, Inc.	$(99)	$(148)	$(239)	$(344)

Add:
Income tax expense	6	4	2	2
Interest expense, net	106	101	219	208
Depreciation and amortization	86	95	173	199
EBITDA	99	52	155	65

Adjustments:
Foreign currency re-measurement (a)	9	—	3	—
Compensation expense (b)	8	5	11	5
Severance (c)	8	4	13	15
Impairment of long-lived assets	2	4	4	7
Net earnings attributable to noncontrolling interest	2	1	3	1
Certain transaction costs	1	1	2	1
Net gains on sales of properties	(6)	(3)	(7)	(3)
Litigation (d)	(1)	—	(1)	—
Sponsors’ management and advisory fees (e)	—	6	5	12
Store closure costs (f)	—	—	4	5
Property losses, net of insurance recoveries (g)	—	(7)	—	(7)
Obsolete inventory clearance (h)	—	20	—	9
Adjusted EBITDA (i)	$122	$83	$192	$110

(a)	Represents the unrealized loss on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility due fiscal 2019 attributed to Toys-Canada.

(b)
Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards. In fiscal 2014, we revised our definition of Adjusted EBITDA to include the impact of forfeitures of certain officers’ awards and have therefore revised our prior periods’ Adjusted EBITDA.

(c)	In fiscal 2014, we revised our definition of Adjusted EBITDA to include non-officers’ severance. We have therefore revised our prior periods’ Adjusted EBITDA.

(d)	Represents certain litigation expenses and settlements recorded for legal matters.

(e)
Represents the fees expensed to our Sponsors in accordance with the advisory agreement. In June 2015, the advisory agreement was amended in order to reduce the advisory fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually.

(f)
Represents store closure costs, net of lease surrender income. In fiscal 2014, we revised our definition of Adjusted EBITDA to include lease surrender income. We have therefore revised our prior periods’ Adjusted EBITDA.

(g)	Represents property losses and insurance claims recognized.

(h)
Represents an incremental loss on previously identified clearance inventory. In fiscal 2014, we also revised our definition of Adjusted EBITDA to include third party fees associated with our clearance efforts. We have therefore revised our prior periods’ Adjusted EBITDA.

(i)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, restructuring charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of August 1, 2015, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $377 million, a total of $96 million of outstanding letters of credit and excess availability of $622 million as of August 1, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $497 million in excess of the covenant at August 1, 2015.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A,” “Tranche 1B” and “Tranche 2”). On June 30, 2015, Toys-Japan entered into an agreement to refinance an unsecured loan commitment line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($76 million at August 1, 2015). As of August 1, 2015, we had outstanding borrowings of $46 million under Tranche 1A, with $30 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($16 million at August 1, 2015). As of August 1, 2015 we had no outstanding borrowings under Tranche 1B, with $16 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($28 million at August 1, 2015). As of August 1, 2015, we had outstanding borrowings of $15 million under Tranche 2, with $13 million of remaining availability.
Additionally, on June 30, 2015, Toys-Japan amended an uncommitted line of credit reducing its availability from ¥1.5 billion to ¥1.0 billion. Toys-Japan has an additional uncommitted line of credit with total availability of ¥0.5 billion. At August 1, 2015, Toys-Japan had no outstanding borrowings under its uncommitted lines of credit, with a total of ¥1.5 billion ($12 million at August 1, 2015) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($216 million at August 1, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. As of August 1, 2015, we had outstanding borrowings of $70 million, with $40 million of remaining availability under the European ABL Facility.
We are in the process of updating the European ABL Facility security documents to allow us to include inventory located in a new French distribution center in our borrowing base. We expect this process to be completed in the third fiscal quarter. The inclusion of this inventory in our borrowing base would have increased our remaining availability by an additional $9 million as of August 1, 2015.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$273 million ($35 million at August 1, 2015). As of August 1, 2015, we had $8 million of borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $23 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of August 1, 2015, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European ABL Facility through March 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
The following table presents our capital expenditures for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014
Information technology	$31	$30
Maintenance (1)	22	19
Distribution centers	12	17
New stores	6	17
Other store-related projects	11	3
Total capital expenditures	$82	$86

(1)	Includes maintenance for existing stores, including expenditures related to the “Clean and Bright” initiative.

Cash Flows

	26 Weeks Ended
(In millions)	August 1, 2015	August 2, 2014	Change
Net cash used in operating activities	$(675)	$(597)	$(78)
Net cash used in investing activities	(71)	(78)	7
Net cash provided by financing activities	470	381	89
Effect of exchange rate changes on Cash and cash equivalents	(5)	3	(8)
Net decrease during period in Cash and cash equivalents	$(281)	$(291)	$10
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $78 million to $675 million for the twenty-six weeks ended August 1, 2015, compared to $597 million for the twenty-six weeks ended August 2, 2014. The increase in Net cash used in operating activities was primarily due to an increase in vendor payments within our International segment in the first quarter of fiscal 2015 due to the timing of vendor payments at year-end and annual bonus payout, partially offset by improved operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $7 million to $71 million for the twenty-six weeks ended August 1, 2015, compared to $78 million for the twenty-six weeks ended August 2, 2014. The decrease in Net cash used in investing activities was primarily due to a $4 million reduction in capital expenditures and a $3 million increase in proceeds received from sales of fixed assets compared to the prior year.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $89 million to $470 million for the twenty-six weeks ended August 1, 2015, compared to $381 million for the twenty-six weeks ended August 2, 2014. The increase in Net cash provided by financing activities was primarily attributable to a $70 million increase in net long-term debt borrowings and an $11 million reduction in capitalized debt issuance costs. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.

Debt
As of August 1, 2015, we had total indebtedness of $5.3 billion, of which $3.1 billion was secured indebtedness. During the twenty-six weeks ended August 1, 2015, the following events occurred with respect to our debt structure:

•
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance its Tranche 1 unsecured loan commitment line of credit into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts up to ¥9.45 billion ($76 million at August 1, 2015) and expires on June 30, 2017. Tranche 1B is available in amounts up to ¥2.0 billion ($16 million at August 1, 2015) and expires on June 30, 2016.
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

Recently Adopted Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-13 “Derivative and Hedging (Topic 815): Application of the Normal Purchase and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets” (“ASU 2015-13). Current GAAP does not contain specific guidance about whether the use of locational marginal pricing by an independent system operator results in net settlement of a contract for the purchase or sale of electricity on a forward basis that necessitates transmission through, or delivery to a location within, a nodal energy market. ASU 2015-13 specifies that entities would not be precluded from applying the normal purchase and normal sales exception to derivative accounting to forward contracts for the physical delivery of electricity in nodal energy markets that result in parties incurring locational margin pricing charges or credits. The new guidance in ASU 2015-13 states that the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The Company has adopted the amendments in ASU 2015-13, effective August 10, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The FASB defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as the replacement cost, net realizable value or net realizable value less a normal profit margin. An entity uses current replacement cost provided that it is not above net realizable value (i.e. the ceiling) or below net realizable value less an “approximately normal profit margin” (i.e. the floor). ASU 2015-11 eliminates this analysis for entities within the scope of the guidance. ASU 2015-11 applies to entities that recognize inventory within the scope of ASC 330, except for inventory measured under the LIFO method or the retail inventory method. The Company has early adopted the amendments in ASU 2015-11, effective May 3, 2015. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Entities should apply the amendments in this update retrospectively to all periods presented. The Company has early adopted ASU 2015-07, effective February 2, 2015. As the Company measures certain defined benefit plan assets using the NAV practicable expedient, upon adoption of ASU 2015-07, the fair value of these plan assets will be removed from the fair value hierarchy in all periods presented in the Company’s Consolidated Financial Statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

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
There has been no significant change in our exposure to market risk during the thirteen and twenty-six weeks ended August 1, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On June 26, 2015, we commenced a private offer (the “2015 Award Exchange”), to certain participants under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), including certain of our named executive officers, to exchange certain of their outstanding restricted stock units granted May 24, 2013 (“RSUs”) for a grant of two new stock options (“New Options”) for every one RSU canceled. In order for an eligible employee to participate in the 2015 Award Exchange, the employee was required to tender all but not less than all of the employee’s RSUs. On July 31, 2015, the Company closed its offer with a total of 64,381 RSUs canceled and a total of 128,762 New Options issued on August 3, 2015 under the 2010 Incentive Plan. The private offers to exchange outstanding RSUs for newly granted stock options were made pursuant to Section 4(a)(2) or Rule 701 under the Securities Act of 1933, as amended. The New Options are subject to the following key terms:
The New Options granted under the 2010 Incentive Plan on August 3, 2015 have an exercise price of $8.00, equal to the most recent determination of fair market value of a share of our common stock at the time of the commencement of the exchange offer as determined by our Board of Directors of the Company (the “Board”) and will vest 50% on each of May 24, 2016 and May 24, 2017 (subject to the earlier expiration in accordance with the New Option award agreement), subject to the participant’s continued employment with us, and will vest automatically upon change of control of the Company.
The New Options, to the extent vested, will be exercisable at any time prior to the earliest to occur of: (i) the tenth anniversary of the grant date, (ii) if, following both the occurrence of either a public offering or a change in control of the Company and the termination of the employee’s employment for any reason other than cause, the Company provides the employee with written notice that the employee may sell any shares acquired upon exercise of the vested portion of the New Options without any restrictions, the date that is 30 days following the date of such notice, or (iii) immediately prior to the effective time of the employee’s termination of employment by the Company for cause, provided, in each case, any unvested portion will be unexercisable and immediately forfeited.
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
The Board of Directors of the Company (the “Board”) has decided to reduce the Board to eight members. In connection with the reduction in the size of the Board, effective as of September 15, 2015, Daniel Guglielmone, Richard L. Markee, Wayne C. Sales and Gregory R. Why each resigned as a member of the Board.  Their resignations did not involve any disagreements with the Company. The Board now consists of David Brandon, Chairman and Chief Executive Officer, two directors nominated by each of the Sponsors, and Richard Goodman.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: September 15, 2015	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2
Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 3, 2015 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2015 and incorporated herein by reference).

3.3
Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1
Form of Toys “R” Us, Inc. Incentive Award Agreement for David Brandon (filed as Exhibit A to Mr. Brandon’s employment agreement which was filed as Exhibit 10.1 to Form 8-K, filed on June 4, 2015, and incorporated herein by reference).

10.2
Form of Toys “R” Us, Inc. Performance based Nonqualified Stock Option Agreement for David Brandon (filed as Exhibit B to Mr. Brandon’s employment agreement which was filed as Exhibit 10.1 to Form 8-K, filed on June 4, 2015, and incorporated herein by reference).

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