Form 10-Q
period 2015-10-31
TOYS R US INC
filed 2015-12-15
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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
As of December 10, 2015, there were 49,389,042 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$396	$698	$406
Accounts and other receivables	266	225	261
Merchandise inventories	3,318	2,064	3,324
Current deferred tax assets	40	45	60
Prepaid expenses and other current assets	158	122	172
Total current assets	4,178	3,154	4,223
Property and equipment, net	3,206	3,335	3,421
Goodwill	64	64	64
Deferred tax assets	129	133	144
Restricted cash	53	53	52
Other assets	331	376	402
Total Assets	$7,961	$7,115	$8,306

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,089	$1,571	$2,054
Accrued expenses and other current liabilities	932	1,032	941
Income taxes payable	30	20	17
Current portion of long-term debt	204	176	128
Total current liabilities	3,255	2,799	3,140
Long-term debt	5,436	4,612	5,645
Deferred tax liabilities	112	112	127
Deferred rent liabilities	344	347	355
Other non-current liabilities	268	255	221
Temporary equity	85	85	82
Total stockholders’ deficit	(1,539)	(1,095)	(1,264)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$7,961	$7,115	$8,306
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$2,331	$2,459	$6,949	$7,378
Cost of sales	1,499	1,551	4,380	4,636
Gross margin	832	908	2,569	2,742
Selling, general and administrative expenses	827	931	2,450	2,726
Depreciation and amortization	80	86	253	285
Other income, net	(21)	(16)	(65)	(43)
Total operating expenses	886	1,001	2,638	2,968
Operating loss	(54)	(93)	(69)	(226)
Interest expense	(113)	(129)	(333)	(339)
Interest income	1	1	2	3
Loss before income taxes	(166)	(221)	(400)	(562)
Income tax (benefit) expense	—	(9)	2	(7)
Net loss	(166)	(212)	(402)	(555)
Less: Net earnings attributable to noncontrolling interest	1	1	4	2
Net loss attributable to Toys “R” Us, Inc.	$(167)	$(213)	$(406)	$(557)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss	$(166)	$(212)	$(402)	$(555)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1)	(64)	(46)	(63)
Unrealized gain on hedged transactions	1	1	1	1
Unrecognized actuarial losses	—	—	(1)	—
Total other comprehensive loss, net of tax	—	(63)	(46)	(62)
Comprehensive loss, net of tax	(166)	(275)	(448)	(617)
Less: Comprehensive income attributable to noncontrolling interest	1	1	4	2
Comprehensive loss attributable to Toys “R” Us, Inc.	$(167)	$(276)	$(452)	$(619)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014
Cash Flows from Operating Activities:
Net loss	$(402)	$(555)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	253	285
Amortization and write-off of debt issuance costs and debt discount	32	48
Deferred income taxes	2	(3)
Unrealized losses on foreign exchange	3	—
Other	(3)	12
Changes in operating assets and liabilities:
Accounts and other receivables	(6)	11
Merchandise inventories	(1,275)	(1,202)
Prepaid expenses and other operating assets	(24)	(29)
Accounts payable, Accrued expenses and other liabilities	449	597
Income taxes payable, net	(26)	(41)
Net cash used in operating activities	(997)	(877)
Cash Flows from Investing Activities:
Capital expenditures	(139)	(139)
Proceeds from sales of fixed assets	12	15
Acquisitions	(2)	—
Property insurance recoveries	—	2
Net cash used in investing activities	(129)	(122)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,150	2,768
Long-term debt repayments	(325)	(1,968)
Short-term debt borrowings, net	8	—
Capitalized debt issuance costs	(2)	(33)
Net cash provided by financing activities	831	767
Effect of exchange rate changes on Cash and cash equivalents	(7)	(6)
Cash and cash equivalents:
Net decrease during period	(302)	(238)
Cash and cash equivalents at beginning of period	698	644
Cash and cash equivalents at end of period	$396	$406
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(557)	—	(557)
Total other comprehensive loss, net of tax	—	—	—	—	(62)	(62)
Issuance of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	13	—	—	13
Value of formerly redeemable shares from temporary equity	—	—	8	—	—	8
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, November 1, 2014	49	$(5)	$66	$(1,179)	$(146)	$(1,264)

Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(406)	—	(406)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Issuance of restricted stock	—	5	(5)	—	—	—
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	4	—	4
Balance, October 31, 2015	49	$—	$67	$(1,316)	$(290)	$(1,539)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 31, 2015, January 31, 2015 and November 1, 2014, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 are not necessarily indicative of operating results for the full year.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of October 31, 2015, January 31, 2015 and November 1, 2014 is outlined in the table below:

(In millions)	October 31, 2015	January 31, 2015	November 1, 2014
Short-term borrowings
Labuan uncommitted lines of credit	$8	$—	$12
Long-term debt
Spanish real estate credit facility, due fiscal 2015	26	34	59
European and Australian asset-based revolving credit facility, expires fiscal 2016	79	—	65
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 (1)	3	—	61
10.375% senior notes, due fiscal 2017 (2)	448	448	447
8.500% senior secured notes, due fiscal 2017 (3)	722	721	720
French real estate credit facility, due fiscal 2018	51	53	59
Incremental secured term loan facility, due fiscal 2018 (4)	130	133	134
Second incremental secured term loan facility, due fiscal 2018 (4)	65	67	67
7.375% senior notes, due fiscal 2018 (2)	402	402	402
$1.85 billion secured revolving credit facility, expires fiscal 2019 (4)	814	—	782
Senior unsecured term loan facility, due fiscal 2019 (5)	922	965	967
Tranche A-1 loan facility, due fiscal 2019 (4)	273	272	272
Secured term B-4 loan facility, due fiscal 2020 (4)	1,004	1,010	1,010
UK real estate credit facility, due fiscal 2020	406	396	421
Toys-Japan 1.85%-2.45% loans, due fiscals 2015-2021	56	63	80
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	191	189	189
Capital lease and other obligations	26	13	16
	5,640	4,788	5,773
Less: current portion	204	176	128
Total Long-term debt (7)	$5,436	$4,612	$5,645

(1)
On June 30, 2015, Toys “R” Us - Japan, Ltd. (“Toys-Japan”) entered into an agreement with a syndicate of financial institutions to refinance its committed line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A due fiscal 2017 and Tranche 1B due fiscal 2016.

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
The amount of total net assets that were subject to such restrictions was $457 million as of October 31, 2015. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of October 31, 2015, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
Labuan uncommitted lines of credit, due on demand ($8 million at October 31, 2015)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$220 million ($28 million at October 31, 2015). As of October 31, 2015, we had $8 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $15 million. The average interest rate on the drawn borrowings was 1.55% and 2.39% at October 31, 2015 and November 1, 2014, respectively.
European and Australian asset-based revolving credit facility, expires fiscal 2016 ($79 million at October 31, 2015)
The European ABL Facility, as amended, provides for a five-year £138 million ($213 million at October 31, 2015) asset-based senior secured revolving credit facility which expires on March 8, 2016. As of October 31, 2015, we had outstanding borrowings of $79 million, with $112 million of remaining availability under the European ABL Facility.
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 ($3 million at October 31, 2015)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit.
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 was refinanced into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($78 million at October 31, 2015), expires on June 30, 2017 and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. As of October 31, 2015 we had outstanding borrowings of $3 million under Tranche 1A, with $75 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($17 million at October 31, 2015), expires on June 30, 2016 and bears an interest rate of TIBOR plus 0.80% per annum. As of October 31, 2015 we had no outstanding borrowings under Tranche 1B, with $17 million of remaining availability. In addition, a commitment fee accrues on any unused portion of Tranche 1A and Tranche 1B at a rate of 0.250% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.
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
Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at October 31, 2015) and expires on June 30, 2016. As of October 31, 2015, we had no outstanding borrowings under Tranche 2, with $29 million of remaining availability.
Additionally, on June 30, 2015, Toys-Japan amended an unsecured uncommitted line of credit reducing its total availability from ¥1.5 billion to ¥1.0 billion ($8 million at October 31, 2015), which renews August 1 of each year unless otherwise canceled. The uncommitted line of credit continues to bear an interest rate of TIBOR plus 0.50%. As of October 31, 2015 we had no outstanding borrowings under the uncommitted line of credit.
Toys-Japan has an additional unsecured uncommitted line of credit with total availability of ¥0.5 billion ($4 million at October 31, 2015). As of October 31, 2015 we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($814 million at October 31, 2015)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $814 million, a total of $99 million of outstanding letters of credit and excess availability of $905 million as of October 31, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $780 million in excess of the covenant at October 31, 2015.
Senior unsecured term loan facility, due fiscal 2019 ($922 million at October 31, 2015)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ended January 31, 2015, subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $25 million on May 11, 2015.
In addition, the Propco I Term Loan Facility requires TRU Propco I to prepay outstanding term loans at specified times, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount equal to 65% of the appraised value (as defined in the Propco I Term Loan Facility) of the real property disposed of in such sale. As a result, on August 28, 2015, TRU Propco I made a prepayment of $16 million.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in London Interbank Offered Rate (“LIBOR”), Euro Interbank Offered Rate and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of October 31, 2015, our interest rate contracts have various maturity dates through February 2018 and are designated as cash flow hedges in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 31, 2015, January 31, 2015 and November 1, 2014, there were no interest rate derivative liabilities related to agreements that contain credit-risk related contingent features. As of October 31, 2015, January 31, 2015 and November 1, 2014, we were not required to post collateral for any of these derivatives.
Foreign Exchange Contracts
We enter into foreign currency forward contracts to economically hedge the U.S. Dollar (“USD”) merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Condensed Consolidated Balance Sheets at fair value with a gain or loss recorded on the Condensed Consolidated Statements of Operations in Interest expense.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 31, 2015, January 31, 2015 and November 1, 2014, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $4 million, $2 million and $1 million, respectively. As of October 31, 2015, January 31, 2015 and November 1, 2014, we were not required to post collateral for any of these derivatives.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(1)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	1	1
Ending balance	$1	$—
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$—	$(2)	$(13)	$(17)
Loss on the change in fair value - Interest Rate Contract	—	(1)	—	(2)
Gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	1	7	6	6
	1	4	(7)	(13)
Derivatives designated as cash flow hedges:
Amortization of hedged caps	(1)	—	(1)	(1)
	(1)	—	(1)	(1)
Derivative designated as a fair value hedge:
Loss on the change in fair value - Interest Rate Contract	—	—	—	(2)
Gain recognized in Interest expense on hedged item	—	—	—	2
	—	—	—	—
Total Interest expense	$—	$4	$(8)	$(14)

(1)
Losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015		January 31, 2015		November 1, 2014
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$26	$—	$734	$—	$700	$—
Other assets	51	—	53	—	118	—
Accrued expenses and other current liabilities	41	—	42	—	—	—
Other non-current liabilities	—	—	—	—	58	—
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	—	—	—	—
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	—	—	1,611	—	1,611	—
Other assets	—	—	—	—	350	9
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	102	3	8	—	114	4
Accrued expenses and other current liabilities	$163	$(4)	$90	$(2)	$158	$(1)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$128	$3	$2,353	$—	$2,425	$4
Other assets	51	—	53	—	468	9
Total derivative assets (2)	$179	$3	$2,406	$—	$2,893	$13

Accrued expenses and other current liabilities	$204	$(4)	$132	$(2)	$158	$(1)
Other non-current liabilities	—	—	—	—	58	—
Total derivative liabilities (2)	$204	$(4)	$132	$(2)	$216	$(1)

(1)	In April 2015, five interest rate caps matured.

(2)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. There was no aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets as of October 31, 2015 and November 1, 2014, respectively. The aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets was nominal as of January 31, 2015. The aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities was less than $1 million as of October 31, 2015, and nominal as of January 31, 2015 and November 1, 2014, respectively. As of October 31, 2015, January 31, 2015 and November 1, 2014, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 31, 2015, January 31, 2015 and November 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 31, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total assets	$—	$3	$—	$3
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	4	—	4
Total liabilities	$—	$4	$—	$4

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2015
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 1, 2014
Assets
Derivative financial instruments:
Interest rate contracts	$—	$9	$—	$9
Foreign exchange contracts	—	4	—	4
Total assets	$—	$13	$—	$13
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$1	$—	$1
For the periods ended October 31, 2015, January 31, 2015 and November 1, 2014, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we had no impairments to long-lived assets held for sale. There have been no changes in valuation technique or related inputs for long-lived assets for the thirty-nine weeks ended October 31, 2015 and November 1, 2014.

The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at October 31, 2015 and November 1, 2014. As of October 31, 2015 and November 1, 2014, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	4	2	2
Long-lived assets held and used	4	2	2
Balance, August 1, 2015	8	4	4
Long-lived assets held and used	—	—	—
Balance, October 31, 2015	$8	$4	$4

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3) (1)	Impairment Losses
Long-lived assets held and used	$4	$1	$3
Balance, May 3, 2014	4	1	3
Long-lived assets held and used	8	4	4
Balance, August 2, 2014	12	5	7
Long-lived assets held and used	2	1	1
Balance, November 1, 2014	$14	$6	$8

(1)	Includes fair values based on offers received, which were previously classified as Level 2 and should have been Level 3, of $4 million as of August 2, 2014.
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirty-nine weeks ended October 31, 2015 and November 1, 2014. The table below presents the carrying values and fair values of our Long-term debt including current portion as of October 31, 2015, January 31, 2015 and November 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2015	$5,640	$5,208	$1,351	$2,207	$1,650
January 31, 2015	4,788	4,416	1,346	2,315	755
November 1, 2014	5,773	5,365	1,327	2,308	1,730
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax (benefit) expense and effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Loss before income taxes	$(166)	$(221)	$(400)	$(562)
Income tax (benefit) expense	—	(9)	2	(7)
Effective tax rate	—%	4.1%	(0.5)%	1.2%
The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was (0.4)% for the thirty-nine weeks ended October 31, 2015 compared to 0.3% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2015. For the thirteen and thirty-nine weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from a $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 38 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Baby	47.1%	47.9%	47.8%	48.3%
Core Toy	15.8%	15.8%	14.1%	13.5%
Entertainment	6.5%	6.8%	6.5%	7.1%
Learning	20.4%	19.6%	18.7%	18.1%
Seasonal	9.4%	9.1%	12.1%	12.2%
Other (1)	0.8%	0.8%	0.8%	0.8%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Baby	25.0%	24.7%	25.6%	25.5%
Core Toy	22.2%	23.5%	21.0%	21.0%
Entertainment	6.3%	7.1%	6.1%	7.2%
Learning	31.2%	29.1%	28.7%	27.2%
Seasonal	14.5%	14.7%	17.7%	18.2%
Other (1)	0.8%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales
Domestic	$1,402	$1,440	$4,302	$4,439
International	929	1,019	2,647	2,939
Total Net sales	$2,331	$2,459	$6,949	$7,378
Operating earnings (loss)
Domestic	$9	$(16)	$148	$27
International	18	6	43	15
Corporate and other	(81)	(83)	(260)	(268)
Operating loss	(54)	(93)	(69)	(226)
Interest expense	(113)	(129)	(333)	(339)
Interest income	1	1	2	3
Loss before income taxes	$(166)	$(221)	$(400)	$(562)

(In millions)	October 31, 2015	January 31, 2015	November 1, 2014
Merchandise inventories
Domestic	$2,228	$1,353	$2,168
International	1,090	711	1,156
Total Merchandise inventories	$3,318	$2,064	$3,324

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
We recorded Advisory Fees of $1 million and $6 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. We recorded Advisory Fees of $2 million and $14 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. During the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were $1 million and $6 million during the thirteen and thirty-nine weeks ended October 31, 2015, respectively. The interest amounts on such debt and debt securities held by related parties were $2 million and $7 million during the thirteen and thirty-nine weeks ended November 1, 2014, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $6 million for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, with respect to 0.6%, of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for each of the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen and thirty-nine weeks ended October 31, 2015, we sold certain properties and assets for nominal proceeds and $12 million, respectively, resulting in net gains of $1 million and $8 million, respectively. Net gains on sales of properties are included in Other income, net on our Condensed Consolidated Statements of Operations.

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
2015 Award exchange
In June 2015, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange their unvested outstanding restricted stock units granted May 24, 2013 (“RSUs”) for a grant of two new stock options (“New Options”) for every one RSU canceled. The New Options have an exercise price of $8.00. On July 31, 2015, the Company closed its offer with a total of 64,381 RSUs canceled and a total of 128,762 New Options issued under the 2010 Incentive Plan. The New Options have a grant date of August 3, 2015 and vest 50% on each of May 24, 2016 and May 24, 2017, subject to the participant’s continued employment with the Company, and will vest automatically upon change of control of the Company. These options expire ten years from the date of grant, subject to the earlier expiration in accordance with the New Option award agreement. We accounted for the modification in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Management has concluded that the modification had no impact on stock compensation expense.

11. Accumulated other comprehensive loss
Total other comprehensive (loss) income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain (loss) on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Change	22	—	—	22
Balance, May 3, 2014	(52)	(1)	(9)	(62)
Change	(21)	—	—	(21)
Balance, August 2, 2014	(73)	(1)	(9)	(83)
Change	(64)	1	—	(63)
Balance, November 1, 2014	$(137)	$—	$(9)	$(146)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Change	(13)	—	—	(13)
Balance, May 2, 2015	(215)	—	(42)	(257)
Change	(32)	—	(1)	(33)
Balance, August 1, 2015	(247)	—	(43)	(290)
Change	(1)	1	—	—
Balance, October 31, 2015	$(248)	$1	$(43)	$(290)

12. Recent accounting pronouncements
In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17 “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Under the previous practice, the requirement was to separate deferred taxes into current and noncurrent amounts on the balance sheet. This ASU will align the presentation of deferred tax assets and liabilities with International Financial Reporting Standards (“IFRS”). ASU 2015-17 has no impact on the requirement to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Other than the revised balance sheet presentation of deferred income tax assets and liabilities, the adoption of ASU 2015-17 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-16, is not expected to have an impact on our Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)” (“ASU 2015-12”). The amendments in Part I of ASU 2015-12 eliminated the requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts and provide the related fair value disclosures, rather these contracts will be measured and disclosed only at contract value. The amendments in Part II of this ASU will require plans to disaggregate their investments measured using fair value only by general type, either on the financial statements or in the notes. Part II of this ASU also eliminated the requirement to disclose the net appreciation/depreciation in fair value of investments by general type and the requirement to disclose individual investments that represent 5% or more of net assets available for benefits. The amendments in Part III of ASU 2015-12 provides a practical expedient to permit plans to measure its investments and investment related accounts as of a month-end date closest to its fiscal year for a plan with a fiscal year end that does not coincide with the end of a calendar month. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-12, is not expected to have an impact on our Condensed Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in IFRS as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in ASU 2015-03 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Condensed Consolidated Financial Statements.
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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 38 foreign countries and jurisdictions. As of October 31, 2015, there were 1,610 operated and 251 licensed “R” Us branded retail stores worldwide. In addition, as of October 31, 2015, we operated 155 Toys “R” Us Express stores (“Express stores”), which includes 89 Express stores that are considered temporary (“Temporary Express”) and 66 Express stores with a cumulative lease term of at least two years (“Permanent Express”). Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 31, 2015 compared to the thirteen and thirty-nine weeks ended November 1, 2014:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$2,331	$2,459	$6,949	$7,378
Gross margin	832	908	2,569	2,742
Gross margin as a percentage of Net sales	35.7%	36.9%	37.0%	37.2%
Selling, general and administrative expenses	$827	$931	$2,450	$2,726
Selling, general and administrative expenses as a percentage of Net sales	35.5%	37.9%	35.3%	36.9%
Net loss attributable to Toys “R” Us, Inc.	$(167)	$(213)	$(406)	$(557)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$34	$3	$226	$113

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Net sales decreased by $128 million and $429 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year. Foreign currency translation decreased Net sales by $127 million and $402 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended October 31, 2015 were essentially flat compared to the same period last year. Excluding the impact of foreign currency translation, Net sales for the thirty-nine weeks ended October 31, 2015 decreased due to a decline in same store sales and store closures within our Domestic segment, partially offset by an increase in same store sales and net sales from new locations within our International segment compared to the same period last year.
Gross margin, as a percentage of Net sales, decreased by 1.2 percentage points for the thirteen weeks ended October 31, 2015, compared to the same period last year. The decrease was primarily a result of margin rate declines within certain categories in our Domestic segment, due in part to our competitive pricing and a shift in sales mix towards lower margin licensed products, and a margin rate decline within our International segment, primarily from increased cost of U.S. Dollar (“USD”) denominated merchandise purchases. Gross margin, as a percentage of Net sales, decreased by 0.2 percentage points for the thirty-nine weeks ended October 31, 2015, compared to the same period last year. The decrease was primarily due to a margin rate decline within our International segment, primarily from increased cost of USD denominated merchandise purchases. Partially offsetting the decrease was a margin improvement within our Domestic segment mainly attributable to sales mix away from lower margin entertainment products and a prior year loss on previously identified clearance inventory.

Selling, general and administrative expenses (“SG&A”) decreased by $104 million and $276 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year. Foreign currency translation decreased SG&A by $40 million and $139 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. Excluding the impact of foreign currency translation, the decrease in SG&A for both periods was primarily due to reductions in payroll expenses, advertising and promotional expenses and occupancy costs.
Net loss attributable to Toys “R” Us, Inc. decreased by $46 million for the thirteen weeks ended October 31, 2015 compared to the same period last year. The decrease was primarily due to a reduction in SG&A and a decrease in Interest expense, partially offset by a decline in Gross margin dollars. Net loss attributable to Toys “R” Us, Inc. decreased by $151 million for the thirty-nine weeks ended October 31, 2015 compared to the same period last year. The decrease was primarily due to declines in SG&A and Depreciation and amortization, partially offset by a decrease in Gross margin dollars.

Same Store Sales
In computing same store sales, we include stores that have been open for at least 56 weeks from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Permanent Express stores that have been open for at least 56 weeks from their soft opening date are also included in the computation of same store sales.
Our same store sales computation includes the following:

•	stores that have been remodeled while remaining open;

•	stores that have been relocated and/or expanded to new buildings within the same trade area, in which the new store opens at about the same time as the old store closes;

•	stores that have expanded within their current locations; and

•	sales from our Internet businesses.
By measuring the year-over-year sales of merchandise in the stores that have been open for 56 weeks or more and online, we can better gauge how the core store base and e-commerce businesses are performing since same store sales excludes the impact of store openings and closings, as well as foreign currency translation.
Various factors affect same store sales, including the number of and timing of stores we open, close, convert, relocate or expand, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions, terrorism and catastrophic events can affect same store sales because they may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our same store sales to fluctuate significantly in the past on a monthly, quarterly and annual basis and, as a result, we expect that same store sales will continue to fluctuate in the future.
The following table discloses the change in our same store sales for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015 vs. 2014	November 1, 2014 vs. 2013	October 31, 2015 vs. 2014	November 1, 2014 vs. 2013
Domestic	(0.9)%	(1.0)%	(1.8)%	1.5%
International	2.9%	1.1%	2.5%	1.5%
Toys “R” Us - Consolidated	0.6%	(0.1)%	(0.1)%	1.5%

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Baby	47.1%	47.9%	47.8%	48.3%
Core Toy	15.8%	15.8%	14.1%	13.5%
Entertainment	6.5%	6.8%	6.5%	7.1%
Learning	20.4%	19.6%	18.7%	18.1%
Seasonal	9.4%	9.1%	12.1%	12.2%
Other (1)	0.8%	0.8%	0.8%	0.8%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Baby	25.0%	24.7%	25.6%	25.5%
Core Toy	22.2%	23.5%	21.0%	21.0%
Entertainment	6.3%	7.1%	6.1%	7.2%
Learning	31.2%	29.1%	28.7%	27.2%
Seasonal	14.5%	14.7%	17.7%	18.2%
Other (1)	0.8%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	October 31, 2015	November 1, 2014	Change
Domestic (1)	865	894	(29)
International - Operated (2)	745	728	17
International - Licensed (3)	251	204	47
Total (4)	1,861	1,826	35

(1)
Store count as of October 31, 2015 includes 289 Toys “R” Us (“TRU”) stores, 224 Babies “R” Us (“BRU”) stores, 213 side-by-side (“SBS”) stores, 58 Juvenile Expansions, 20 Babies “R” Us Express (“BRU Express”) stores and 61 Permanent Express stores. Store count as of November 1, 2014 included 302 TRU stores, 229 BRU stores, 214 SBS stores, 59 Juvenile Expansions, 20 BRU Express stores and 70 Permanent Express stores.

(2)
Store count as of October 31, 2015 includes 505 TRU stores, 200 SBS stores, 20 BRU Express stores, 15 BRU stores and five Permanent Express stores. Store count as of November 1, 2014 included 484 TRU stores, 197 SBS stores, 19 BRU Express stores, 15 BRU stores and 13 Permanent Express stores. The net increase in store count from prior year is predominantly due to 26 stores in China and Southeast Asia.

(3)	The net increase in store count from prior year is predominantly due to 27 stores in South Africa, five stores in the Philippines and four stores in South Korea.

(4)
There were 73 Domestic and 16 International Temporary Express stores open as of October 31, 2015 and 167 Domestic and 23 International Temporary Express stores open as of November 1, 2014, which were not included in our overall store count.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$(167)	$(213)	$46	$(406)	$(557)	$151
Net loss attributable to Toys “R” Us, Inc. decreased by $46 million to $167 million for the thirteen weeks ended October 31, 2015, compared to $213 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $104 million and a decline in Interest expense of $16 million, partially offset by a decline in Gross margin of $76 million.
Net loss attributable to Toys “R” Us, Inc. decreased by $151 million to $406 million for the thirty-nine weeks ended October 31, 2015, compared to $557 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $276 million and a decrease in Depreciation and amortization of $32 million, partially offset by a decline in Gross margin of $173 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014
Domestic	$1,402	$1,440	$(38)	(2.6)%	60.1%	58.6%
International	929	1,019	(90)	(8.8)%	39.9%	41.4%
Toys “R” Us - Consolidated	$2,331	$2,459	$(128)	(5.2)%	100.0%	100.0%
Net sales decreased by $128 million or 5.2%, to $2,331 million for the thirteen weeks ended October 31, 2015, compared to $2,459 million for the same period last year. The impact of foreign currency translation decreased Net sales by $127 million for the thirteen weeks ended October 31, 2015.
Excluding the impact of foreign currency translation, Net sales were essentially flat for the thirteen weeks ended October 31, 2015, compared to the same period last year, with store closures and a decline in same store sales within our Domestic segment offset by increases in same store sales and net sales from new locations within our International segment.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014
Domestic	$4,302	$4,439	$(137)	(3.1)%	61.9%	60.2%
International	2,647	2,939	(292)	(9.9)%	38.1%	39.8%
Toys “R” Us - Consolidated	$6,949	$7,378	$(429)	(5.8)%	100.0%	100.0%
Net sales decreased by $429 million or 5.8%, to $6,949 million for the thirty-nine weeks ended October 31, 2015, compared to $7,378 million for the same period last year. The impact of foreign currency translation decreased Net sales by $402 million for the thirty-nine weeks ended October 31, 2015.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirty-nine weeks ended October 31, 2015 was predominantly due to a decrease in Domestic same store sales primarily driven by a decline in the number of transactions, and store closures within our Domestic segment. Partially offsetting the decrease in Net sales was an increase in International same store sales primarily driven by higher average transaction amounts, and new locations within our International segment.
Domestic
Net sales for the Domestic segment decreased by $38 million or 2.6%, to $1,402 million for the thirteen weeks ended October 31, 2015, compared to $1,440 million for the same period last year. The decrease in Net sales was primarily a result of store closures and a decline in same store sales of 0.9%.
The decrease in same store sales resulted primarily from decreases in our baby and entertainment categories. The decrease in our baby category was mainly due to consumables. The decrease in our entertainment category was predominantly due to portable electronics. Partially offsetting these decreases was an increase in our learning category primarily as a result of preschool toys.

Net sales for the Domestic segment decreased by $137 million or 3.1%, to $4,302 million for the thirty-nine weeks ended October 31, 2015, compared to $4,439 million for the same period last year. The decrease in Net sales was primarily a result of a decline in same store sales of 1.8% and store closures.
The decrease in same store sales resulted primarily from decreases in our baby, entertainment and seasonal categories. The decrease in our baby category was mainly due to consumables. The decrease in our entertainment category was primarily due to portable electronics and video game software. The decrease in our seasonal category was predominantly due to outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily due to collectibles.
International
Net sales for the International segment decreased by $90 million or 8.8%, to $929 million for the thirteen weeks ended October 31, 2015, compared to $1,019 million for the same period last year. Excluding a $127 million decrease in Net sales due to foreign currency translation, International Net sales improved primarily as a result of an increase in same store sales of 2.9% and new locations.
The increase in same store sales resulted primarily from increases in our learning and baby categories. The increase in our learning category was mainly due to construction toys. The increase in our baby category was primarily due to baby gear and apparel. Partially offsetting these increases was a decline in our core toy category primarily due to action figures.
Net sales for the International segment decreased by $292 million or 9.9%, to $2,647 million for the thirty-nine weeks ended October 31, 2015, compared to $2,939 million for the same period last year. Excluding a $402 million decrease in Net sales due to foreign currency translation, International Net sales improved primarily as a result of an increase in same store sales of 2.5% and new locations.
The increase in same store sales resulted primarily from increases in our learning and baby categories. The increase in our learning category was mainly due to construction toys. The increase in our baby category was primarily due to baby gear and apparel. Partially offsetting these increases was a decline in our entertainment category primarily due to video game software and systems.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	October 31, 2015	November 1, 2014	Change
Domestic	$477	$508	$(31)	34.0%	35.3%	(1.3)%
International	355	400	(45)	38.2%	39.3%	(1.1)%
Toys “R” Us - Consolidated	$832	$908	$(76)	35.7%	36.9%	(1.2)%
Gross margin decreased by $76 million to $832 million for the thirteen weeks ended October 31, 2015, compared to $908 million for the same period last year. Foreign currency translation decreased Gross margin by $47 million.
Gross margin, as a percentage of Net sales, decreased by 1.2 percentage points for the thirteen weeks ended October 31, 2015, compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily a result of margin rate declines within certain categories in our Domestic segment due in part to our competitive pricing and a shift in sales mix towards lower margin licensed products. Additionally contributing to the decrease was a margin rate decline within our International segment, primarily from increased cost of USD denominated merchandise purchases.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	October 31, 2015	November 1, 2014	Change
Domestic	$1,523	$1,564	$(41)	35.4%	35.2%	0.2%
International	1,046	1,178	(132)	39.5%	40.1%	(0.6)%
Toys “R” Us - Consolidated	$2,569	$2,742	$(173)	37.0%	37.2%	(0.2)%
Gross margin decreased by $173 million to $2,569 million for the thirty-nine weeks ended October 31, 2015, compared to $2,742 million for the same period last year. Foreign currency translation decreased Gross margin by $155 million.
Gross margin, as a percentage of Net sales, decreased by 0.2 percentage points for the thirty-nine weeks ended October 31, 2015, compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily the result of a margin rate decline within our International segment, predominantly from increased cost of USD denominated merchandise purchases. Partially offsetting the decrease was a margin improvement within our Domestic segment mainly attributable to sales mix away from lower margin entertainment products and a prior year loss on previously identified clearance inventory.
Domestic
Gross margin decreased by $31 million to $477 million for the thirteen weeks ended October 31, 2015, compared to $508 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.3 percentage points for the thirteen weeks ended October 31, 2015 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted from margin rate declines predominantly in our learning, baby and core toy categories due in part to our competitive pricing and a shift in sales mix towards lower margin licensed products.
Gross margin decreased by $41 million to $1,523 million for the thirty-nine weeks ended October 31, 2015, compared to $1,564 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 0.2 percentage points for the thirty-nine weeks ended October 31, 2015 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted from sales mix away from lower margin products in our entertainment category. The current year margin rate improvement also benefited from a prior year $8 million loss on previously identified clearance inventory.
International
Gross margin decreased by $45 million to $355 million for the thirteen weeks ended October 31, 2015, compared to $400 million for the same period last year. Foreign currency translation decreased Gross margin by $47 million. Gross margin, as a percentage of Net sales, decreased by 1.1 percentage points for the thirteen weeks ended October 31, 2015, compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from increased cost of USD denominated inventory purchases, most notably in our core toy and seasonal categories.
Gross margin decreased by $132 million to $1,046 million for the thirty-nine weeks ended October 31, 2015, compared to $1,178 million for the same period last year. Foreign currency translation decreased Gross margin by $155 million. Gross margin, as a percentage of Net sales, decreased by 0.6 percentage points for the thirty-nine weeks ended October 31, 2015, compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from increased cost of USD denominated inventory purchases, most notably in our learning and core toy categories.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Payroll and related benefits	45.0%	44.5%	45.1%	44.9%
Occupancy costs	32.4%	31.6%	33.5%	32.5%
Advertising and promotional expenses	6.7%	8.9%	6.2%	7.6%
Transaction fees (1)	3.2%	2.9%	3.1%	2.9%
Professional fees	2.8%	2.7%	3.3%	3.3%
Other (2)	9.9%	9.4%	8.8%	8.8%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to website hosting, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$827	$931	$(104)	35.5%	37.9%	(2.4)%
SG&A decreased by $104 million to $827 million for the thirteen weeks ended October 31, 2015, compared to $931 million for the same period last year. Foreign currency translation decreased SG&A by $40 million. As a percentage of Net sales, SG&A decreased by 2.4 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $64 million primarily due to a $25 million reduction in advertising and promotional expenses and a $24 million decrease in payroll expenses, which included a $15 million decline in store payroll. Additionally contributing to the decrease in SG&A was a $10 million decline in occupancy costs, predominantly as a result of Domestic store closures.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2015	November 1, 2014	$ Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$2,450	$2,726	$(276)	35.3%	36.9%	(1.6)%
SG&A decreased by $276 million to $2,450 million for the thirty-nine weeks ended October 31, 2015, compared to $2,726 million for the same period last year. Foreign currency translation decreased SG&A by $139 million. As a percentage of Net sales, SG&A decreased by 1.6 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $137 million primarily due to a $60 million decrease in payroll expenses, which included a $44 million decline in store payroll expenses, a $46 million decrease in advertising and promotional expenses and a $9 million decrease in occupancy costs, predominantly as a result of Domestic store closures. Additionally contributing to the decrease in SG&A was an $8 million reduction in advisory fees as a result of an amendment to the advisory agreement we have with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). Refer to Note 8 within our Condensed Consolidated Financial Statements entitled “Related party transactions” for further details.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$80	$86	$(6)	$253	$285	$(32)
Depreciation and amortization decreased by $6 million for the thirteen weeks ended October 31, 2015, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $4 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to fully depreciated assets.
Depreciation and amortization decreased by $32 million for the thirty-nine weeks ended October 31, 2015, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $12 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to fully depreciated assets and the prior year accelerated depreciation of certain assets, which we committed to dispose of prior to the end of their useful lives.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	foreign exchange gains and losses;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$21	$16	$5	$65	$43	$22
Other income, net increased by $5 million to $21 million for the thirteen weeks ended October 31, 2015, compared to $16 million for the same period last year. The increase was primarily due to a prior year $2 million realized loss on foreign exchange, a $1 million increase in gift card breakage income and a $1 million increase in credit card program income.
Other income, net increased by $22 million to $65 million for the thirty-nine weeks ended October 31, 2015, compared to $43 million for the same period last year. Foreign currency translation increased Other income, net by $3 million. Excluding the impact of foreign currency translation, the increase in Other income, net was primarily due to a $9 million increase in credit card program income, a $4 million decrease in impairment of long-lived assets and a $3 million increase in net gains on sales of properties.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$113	$129	$(16)	$333	$339	$(6)
Interest expense decreased by $16 million and $6 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year. The decrease in Interest expense for both periods was primarily due to $35 million of incremental expense recorded in the prior year, mainly composed of the write-off of unamortized deferred debt issuance costs and original issue discount related to extinguishment of debt. Partially offsetting the decrease were higher rates of interest on the Secured term B-4 loan facility due fiscal 2020 and the Tranche A-1 loan facility due fiscal 2019 as a result of the prior year refinancing.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Toys “R” Us - Consolidated	$1	$1	$—	$2	$3	$(1)
Interest income remained consistent for the thirteen weeks ended October 31, 2015, compared to the same period last year. Interest income decreased by $1 million to $2 million for the thirty-nine weeks ended October 31, 2015, compared to $3 million for the same period last year.

Income Tax (Benefit) Expense
The following table summarizes our Income tax (benefit) expense and effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Loss before income taxes	$(166)	$(221)	$(400)	$(562)
Income tax (benefit) expense	—	(9)	2	(7)
Effective tax rate	—%	4.1%	(0.5)%	1.2%
The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was (0.4)% for the thirty-nine weeks ended October 31, 2015 compared to 0.3% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2015. For the thirteen and thirty-nine weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from a $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate.

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

Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss attributable to Toys “R” Us, Inc.	$(167)	$(213)	$(406)	$(557)

Add:
Income tax (benefit) expense	—	(9)	2	(7)
Interest expense, net	112	128	331	336
Depreciation and amortization	80	86	253	285
EBITDA	25	(8)	180	57

Adjustments:
Severance (a)	6	1	19	16
Compensation expense (b)	2	10	13	15
Sponsors’ management and advisory fees (c)	1	2	6	14
Store closure costs (d)	1	—	5	5
Net earnings attributable to noncontrolling interest	1	1	4	2
Property losses, net of insurance recoveries (e)	(1)	(2)	(1)	(9)
Net gains on sales of properties	(1)	(2)	(8)	(5)
Impairment of long-lived assets	—	1	4	8
Foreign currency re-measurement (f)	—	—	3	—
Certain transaction costs	—	—	2	1
Litigation (g)	—	—	(1)	—
Obsolete inventory clearance (h)	—	—	—	9
Adjusted EBITDA (i)	$34	$3	$226	$113

(a)	In fiscal 2014, we revised our definition of Adjusted EBITDA to include non-officers’ severance. We have therefore revised our prior periods’ Adjusted EBITDA.

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

(d)
Represents store closure costs, net of lease surrender income. In fiscal 2014, we revised our definition of Adjusted EBITDA to include lease surrender income. We have therefore revised our prior periods’ Adjusted EBITDA.

(e)	Represents property losses and insurance claims recognized.

(f)
Represents the unrealized loss on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility due fiscal 2019 attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee.

(g)	Represents certain litigation expenses and settlements recorded for legal matters.

(h)
Represents an incremental loss on previously identified clearance inventory. In fiscal 2014, we also revised our definition of Adjusted EBITDA to include third party fees associated with our clearance efforts. We have therefore revised our prior periods’ Adjusted EBITDA.

(i)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors management and advisory fees, asset impairment charges, restructuring charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of October 31, 2015, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $814 million, a total of $99 million of outstanding letters of credit and excess availability of $905 million as of October 31, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $780 million in excess of the covenant at October 31, 2015.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A,” “Tranche 1B” and “Tranche 2”). On June 30, 2015, Toys-Japan entered into an agreement to refinance an unsecured loan commitment line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($78 million at October 31, 2015). As of October 31, 2015, we had outstanding borrowings of $3 million under Tranche 1A, with $75 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($17 million at October 31, 2015). As of October 31, 2015 we had no outstanding borrowings under Tranche 1B, with $17 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at October 31, 2015). As of October 31, 2015, we had no outstanding borrowings under Tranche 2, with $29 million of remaining availability.
Additionally, on June 30, 2015, Toys-Japan amended an unsecured uncommitted line of credit reducing its availability from ¥1.5 billion to ¥1.0 billion. Toys-Japan has an additional unsecured uncommitted line of credit with total availability of ¥0.5 billion. At October 31, 2015, Toys-Japan had no outstanding borrowings under its uncommitted lines of credit, with a total of ¥1.5 billion ($12 million at October 31, 2015) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($213 million at October 31, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. As of October 31, 2015, we had outstanding borrowings of $79 million, with $112 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$220 million ($28 million at October 31, 2015). As of October 31, 2015, we had $8 million of borrowings and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $15 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of October 31, 2015, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European ABL Facility through March 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For the thirty-nine weeks ended October 31, 2015, peak borrowings under our revolving credit facilities and credit lines amounted to $896 million, with remaining availability of $1,013 million in excess of the ABL Facility covenant. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
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

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for enhancing our e-commerce and other information technology and logistics systems, as well as improving existing stores and construction of new stores. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.
The following table presents our capital expenditures for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014
Information technology	$55	$50
Store improvements (1)	32	36
Distribution centers	17	23
New stores	11	27
Other store-related projects	24	3
Total capital expenditures	$139	$139

(1)	Includes expenditures related to the “Clean and Bright” initiative.

Cash Flows

	39 Weeks Ended
(In millions)	October 31, 2015	November 1, 2014	Change
Net cash used in operating activities	$(997)	$(877)	$(120)
Net cash used in investing activities	(129)	(122)	(7)
Net cash provided by financing activities	831	767	64
Effect of exchange rate changes on Cash and cash equivalents	(7)	(6)	(1)
Net decrease during period in Cash and cash equivalents	$(302)	$(238)	$(64)
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $120 million to $997 million for the thirty-nine weeks ended October 31, 2015, compared to $877 million for the thirty-nine weeks ended November 1, 2014. The increase in Net cash used in operating activities was primarily due to an increase in vendor payments within our International segment in the first quarter of fiscal 2015 due to the timing of vendor payments at year-end, as well as an increase in annual bonus payout and merchandise purchases. These increases were partially offset by improved operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $7 million to $129 million for the thirty-nine weeks ended October 31, 2015, compared to $122 million for the thirty-nine weeks ended November 1, 2014. The increase in Net cash used in investing activities was primarily due to a $3 million decrease in proceeds received from the sales of fixed assets and a $2 million decline in property insurance claim settlements compared to the prior year.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $64 million to $831 million for the thirty-nine weeks ended October 31, 2015, compared to $767 million for the thirty-nine weeks ended November 1, 2014. The increase in Net cash provided by financing activities was primarily attributable to a $31 million reduction in capitalized debt issuance costs and a $25 million increase in net long-term debt borrowings. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.

Debt
As of October 31, 2015, we had total indebtedness of $5.6 billion, of which $3.6 billion was secured indebtedness. During the thirty-nine weeks ended October 31, 2015, the following events occurred with respect to our debt structure:

•
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance its Tranche 1 unsecured loan commitment line of credit into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts up to ¥9.45 billion ($78 million at October 31, 2015) and expires on June 30, 2017. Tranche 1B is available in amounts up to ¥2.0 billion ($17 million at October 31, 2015) and expires on June 30, 2016.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales for certain periods, same store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings, estimates regarding future effective tax rates, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, implementation and operation of our new eCommerce platform, marketing strategies, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 26, 2015, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 31, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TOYS “R” US, INC.
(Registrant)

Date: December 15, 2015	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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