Form 10-K
period 2016-01-30
TOYS R US INC
filed 2016-03-24
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 1, 2016, there were 49,347,672 outstanding shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, our “Strategic Pillars,” store openings, integration and remodeling, the development, implementation and integration of our e-commerce business, the continued benefit of the “Fit for Growth” process improvements, future financial or operational performance, projected sales for certain periods, same store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, access to trade credit, future financings, refinancings and debt repayments, estimates regarding future effective tax rates, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, implementation and operation of our new e-commerce platform, marketing strategies, the availability of adequate financing, ability to repatriate cash from our foreign operations, ability to distribute cash from our operating subsidiaries to their parent entities, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2015 ended January 30, 2016; fiscal 2014 ended January 31, 2015; and fiscal 2013 ended February 1, 2014. References to 2015, 2014 and 2013 are to our fiscal years unless otherwise specified.
Overview
We are relentlessly striving to be the best toy and baby products retail company in the world! Our purpose is to put huge smiles on the faces of children of all ages by being the world’s greatest toy store and to make it easier for parents to make the best possible choices as they care for their babies.
We are the leading global specialty retailer of toys and baby products as measured by Net sales. Our Toys “R” Us and Babies “R” Us brands are recognized as the toy and baby authority. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce.
As of January 30, 2016, we operated 1,622 stores and licensed an additional 252 stores. These stores are located in 39 countries and jurisdictions around the world under the Toys “R” Us and Babies “R” Us banners. In addition, we operate smaller format Toys “R” Us Express stores (“Express stores”), some of which are open on a short-term basis during the holiday season. Our omnichannel experience incorporates our websites including Toysrus.com and Babiesrus.com, as well as other e-commerce sites in our international markets. For fiscal 2015, we generated Net sales of $11,802 million, resulting in Adjusted EBITDA of $800 million and Net loss attributable to Toys “R” Us, Inc. of $130 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., refer to Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
Our History
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer (“CEO”) in 1994, we operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading retail destination for children of all ages and their families.
On July 21, 2005, we were acquired by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust. We refer to this collective ownership group as our “Sponsors.” Upon the completion of this acquisition, we became a private company.
Leadership and Strategy
On July 1, 2015, we hired David A. Brandon to be our CEO and Chairman of the Board. We also strengthened our senior leadership team with a number of key hires across a broad range of disciplines, including human resources, finance and operations. These hires, along with existing management, provide us with a fresh perspective on the business and bring with them a wealth of relevant experience and knowledge in leading key areas of our business.
Our Company has outlined the following key strategic growth initiatives, which we refer to as our “Strategic Pillars:”

•	Grow and Build the Toys “R” Us and Babies “R” Us Brands Throughout the World. Invest in our existing stores and e-commerce platforms and continue to grow our brands globally.

•	Create a World Class Experience for Our Customers. Develop empowered teams that strive for flawless execution in every aspect of the in-store and omnichannel experience.

•	Create a Strong Financial Foundation. Continue to drive cost savings while we transition to our growth phase.

•	Make Talent and Culture a Competitive Advantage. Create a culture of high performance, responsiveness and agility.

Our Strengths
Strong Brand Equity
Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and baby products retail space, broad range of product offerings, substantial scale and geographic footprint and strong vendor relationships account for our market-leading position and distinguish us from the competition.
We believe we offer our customers the most comprehensive year-round selection of merchandise in the retail toy and baby categories through our “R” Us branded stores and e-commerce business. On average, our Domestic and International stores (other than Express stores) offer 12,500 and 7,000 items year-round, respectively. Express stores, due to their size, typically carry 3,000 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and expert service enable us to command a reputation as the shopping destination for toys and baby products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, customer experience and marketing.
E-Commerce and Omnichannel
Over the past several years, we have seen growth in our e-commerce business, particularly within our omnichannel programs. For fiscal 2015, our consolidated e-commerce business generated net sales of $1,331 million, 42% of which was contributed by our omnichannel programs. The chart below shows our e-commerce net sales growth with the percentage of omnichannel fulfillment for the past five fiscal years:
($ In millions)
Our omnichannel capabilities through which we integrate our e-commerce and brick-and-mortar stores include the following:

•
Buy Online, Pick Up In Store. Available within all stores in the United States, United Kingdom, Canada and Germany. Offers customers the ability to browse and shop online and pick up their purchases in-store in as little as one hour.

•
Ship to Store. Allows customers in the United States to purchase items online that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges.

•	Pay In-Store. Provides customers the flexibility to shop online and pay for their items in any store across the United States.

•
Ship from Store. Leverages inventory from our U.S. stores to improve the speed with which customers receive their online orders, as well as provide an additional option to fulfill these orders. This feature is also available in several of our international countries.

Currently, we are transitioning the management of our U.S e-commerce operations in-house, which we expect to launch later this year. We aim to significantly improve the customer experience online and better integrate our omnichannel presentation. We believe that this will provide us the flexibility needed to grow and allow us to respond to changing customer dynamics in an ever competitive marketplace. In addition, this year we reduced our everyday free shipping purchase minimum in the U.S. at Toysrus.com and Babiesrus.com from $49 to $19, one of the most competitive offers in the marketplace.

Internationally, we have an online presence in 19 countries and jurisdictions, which includes Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Netherlands, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom, as well as in several of our licensed markets. We also offer international shipping through a third party for select products ordered online to more than 60 countries across Asia, the Caribbean islands, Central America, Europe, North America and South America. This service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have physical stores.
International Store Portfolio Expansion
We believe that we have the potential to continue to grow the number of stores internationally, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. Our first licensed store in China opened in 2006 through our partnership with Li & Fung. In fiscal 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Asia JV”) from Li & Fung, which included locations in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand, consisting of 90 operating stores. Since the acquisition of Asia JV, we have more than doubled our store count and now operate 188 Toys “R” Us retail stores as of January 30, 2016. Our International segment operating store portfolio has grown by 21% since fiscal 2011:
Our licensed store base has also continued to expand as we identify opportunities in markets where we do not already have a physical store presence.  In fiscal 2015, our International licensed locations increased by 40 stores compared to the prior year.  As of January 30, 2016, we licensed 252 stores in 20 countries and jurisdictions, generating $17 million in licensing revenue.
Customer Loyalty Programs and Marketing
Domestically, we provide several programs that benefit customers throughout the year including:
Rewards “R” Us. With 19 million current active members, we believe this loyalty program results in an improved customer shopping experience and more frequent visits to our stores and online sites. In fiscal 2015, our valued loyalty members contributed approximately two-thirds of our Domestic Net sales and benefited from the program’s rewards and promotions. Members earn $5 for every $125 spent and have 60 days to redeem the offer, with members of our Credit Card Program earning double rewards for every $1 spent. Through this program we offer a variety of exclusive one-time and ongoing benefits, deals and promotions to our customers, and allow them to earn and redeem points at our stores and online. This includes Bonus Points days, Black Friday previews, Credit Card promotions and eligibility to our Endless Earnings and Geoffrey’s Birthday Club programs.
Babies “R” Us Registry. Our baby business offers a broad range of baby products and delivers a high level of customer service and product knowledge to our customers.  Our Baby Registry program has been used by over 22 million registrants to-date and our baby product assortment draws new customers during pregnancy, assisting our direct marketing and customer relationship initiatives, while helping customers prepare for the arrival of their newborn. Our comprehensive Baby Registry offered in our stores and online allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. We have made it even easier for customers to register and manage their registries through our completely revamped registry mobile app. Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide a “one-stop shopping” venue for all baby product needs. We then become a resource for infant products such as baby formula, diapers and baby food, as well as baby clothing, on-the-go gear and other baby care items. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our full portfolio of products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, we believe that selling baby merchandise staples such as baby formula, diapers, infant clothing and gear helps to mitigate the seasonal variability in our toy business. Domestically, we provide an Endless Earnings tiered feature of our Babies

“R” Us Registry, where expectant parents who are Rewards “R” Us members, receive 5% off the first $300 in purchases and 10% off every purchase thereafter with no limits, encouraging parents to continue to make purchases off the registry even after sharing it with family and friends. In addition to our Baby Registry, we offer a variety of helpful publications and innovative programs, classes and services for expectant and new parents, including frequent in-store events and product demonstrations.
Much like our Rewards “R” Us and Baby Registry programs in the U.S., we have over 11 million active members in similar loyalty programs around the world. In addition, we offer our Wish List, which allows parents and kids to create a tailored list of desired toys that gift-givers can utilize to make their purchases; Geoffrey’s Birthday Club, in which parents receive exciting offers and incentives to help prepare for their child’s birthday and kids receive special gifts and greetings from Geoffrey the Giraffe; and our Credit Card Program, which offers co-branded and private label credit cards in order for customers to finance purchases at our stores, online and at other businesses, and receive loyalty benefits, deals and promotions in exchange.
We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, year-round breadth of product offerings, knowledgeable employees and strong loyalty programs. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers and to try to connect with our customers on a personal level. These strategies include targeted advertisements and mass marketing programs such as e-mail marketing, digital and social media, direct mail, national television and radio spots, catalogs inserts in national and local newspapers, direct mailings to loyalty program members and in-store marketing. We continue to transition a significant portion of our marketing reach in an effort to optimize our digital versus traditional media mix compared to prior years. Our most significant single piece of advertising in the U.S. is “The Great Big Toys “R” Us Book of Awesome” promotional catalog release, which features an interactive digital app and is distributed through direct mail, newspapers and our stores in advance of the holiday selling season.
Customer Experience
Every day we strive to improve the customer experience in our stores and online. This enables us to bring joy into the lives of our customers by being the toy and baby authority and definitive destination for kid fun, gift-giving solutions and parenting services. Compared with multi-line mass merchandisers, we believe we are able to provide more knowledgeable service to our customers through our highly trained sales force. We train our store team members to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service.
In the U.S., we have improved the shopping experience in our stores in key ways. We continue to invest in our store appearance as part of our “Clean and Bright” initiative. Our U.S. stores are equipped with navigation, including digital store-specific maps to help customers pinpoint the location of the items they are looking for by using their smartphone on a navigational sign at the entrance to our stores. Additionally, customer points of interest are located at the front of our toy stores which are designed to help customers easily find what they’re looking for — a “Here’s What’s Hot Shop” with the hottest and trending toys in one convenient location and our “Gift Express” shop featuring grab-and-go gifts for $30 or less.
For the added convenience of our customers, we offer a layaway program and provide a home delivery service. In addition, our “Price Match Guarantee” program matches competitors’ in-store and selected online retailer pricing on identical items.
Inventory Management
We continue to focus on improving the customer experience by maintaining stronger in-stock positions in our stores and online for the hottest toys at competitive prices. In fiscal 2015, we re-evaluated our in-stock approach to ensure our shelves are full and satisfy demand, particularly during the peak holiday season. Our product life cycle management process continues to help reduce clearance margin risk by instituting greater discipline around product exit dates.
Cost Savings
Through our “Fit for Growth” cost savings initiative we identified opportunities to improve product margins and reduce expenses without jeopardizing the customer experience.  Since the commencement of this initiative in fiscal 2014 we have realized $307 million in savings and expect to continue to benefit from such process improvements in the coming years within some of the following areas:

•	marketing effectiveness;

•	advertising media optimization;

•	in-store operational productivity;

•	end-to-end process re-engineering;

•	private label product sourcing; and

•	supply chain efficiency.

Vendor Relationships
We view our well-established vendor relationships as a core strength of the organization and continue to build these partnerships in the hopes of growing together.  We provide vendors with a year-round platform to showcase their brands and test their new products in our stores.  In return, we obtain greater access to products in demand and support for advertising and marketing efforts to drive category leadership and differentiation.  We continue to add private label and exclusive products to our mix, including unique and exceptional items from our FAO Schwarz brand.
Operating Performance
We believe our strengths along with the implementation of our Strategic Pillars have created a strong financial foundation to position our brands for continued growth. As a result, our Adjusted EBITDA has steadily increased since fiscal 2013:
(In millions)
(For a reconciliation of Adjusted EBITDA to Net loss attributable to Toys “R” Us, Inc., refer to Item 6 entitled “SELECTED FINANCIAL DATA”)
Our Stores
As of January 30, 2016, we operated and licensed retail stores worldwide in the following formats:

Store Type	Store Count	Typical Square Footage
Operated:
Traditional Toy (1)	895	20,000 - 50,000
Side-by-side (“SBS”) (2)	415	30,000 - 70,000
Baby (3)	239	30,000 - 55,000
Permanent Express	73	2,000 - 7,000
Total Operated Stores	1,622

Licensed (4)	252	Various

(1)	Devote on average 5,000 square feet to boutique areas for baby products.

(2)	Devote 20,000 to 40,000 square feet to traditional toy products and 10,000 to 30,000 square feet to baby products.

(3)	Devote 3,000 square feet to traditional toy products and includes our Babies “R” Us flagship store in Union Square, New York City.

(4)	“R” Us branded retail stores. Licensing revenue did not have a material impact on Net sales.
Globally, our store portfolio includes smaller format Express stores located in shopping malls, outlet malls and other high traffic areas. During the 2015 holiday season, we operated 170 Express stores, of which 129 were still open as of January 30, 2016. Of the 129 Express stores that remained open, 73 have been included in our overall store count as they each have a cumulative lease term of at least two years (“Permanent Express”). The remaining 56 Express stores are considered temporary stores (“Temporary Express”). These locations typically range in size from 2,000 to 7,000 square feet each, have a cumulative lease term of less than two years and are not included in our overall store count.

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
Our Business Segments
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). Refer to Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products through 866 stores that operate in 49 states in the United States, Puerto Rico and Guam and through e-commerce. As of January 30, 2016, our Domestic stores consisted of 361 traditional toy stores, 224 baby stores, 213 SBS stores and 68 Permanent Express stores, as well as Temporary Express locations. Domestic Net sales were $7,356 million for fiscal 2015, which accounts for 62% of our consolidated Net sales.

•
International — Our International segment sells a variety of products through 756 operated and 252 licensed stores in 38 countries and jurisdictions and through e-commerce. As of January 30, 2016, our International stores consisted of 534 traditional toy stores, 202 SBS stores, 15 baby stores and 5 Permanent Express stores, as well as Temporary Express locations. International Net sales were $4,446 million for fiscal 2015, which accounts for 38% of our consolidated Net sales.

Product Selection and Merchandise
Our product offerings are focused on serving the needs of parents, grandparents and other gift-givers interested in purchasing merchandise in our primary product categories:

•
Baby — focused on serving newborns and children up to four years of age by offering a broad array of products, such as baby gear, commodities, infant care products, apparel, furniture, bedding and room décor; many of these items are available in toy and baby stores;

•	Core Toy — boys and girls toys, such as action figures, dolls and doll accessories, role play toys and vehicles;

•	Entertainment — video game software, systems and accessories, tablets, portable electronics and other related products;

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

We offer a wide selection of popular national toy and baby brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as BABIES “R” US, IMAGINARIUM, FAO SCHWARZ, KOALA BABY, AVIGO, FAST LANE, YOU & ME, JUST LIKE HOME, STATS, ANIMAL ALLEY, JOURNEY GIRLS, BRUIN, SIZZLIN’ COOL, TRUE HEROES, DREAM DAZZLERS and TOTALLY ME! in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. Our private label penetration rate was 13% of Net sales in fiscal 2015. We utilize our sourcing office in China to work with our vendors and differentiate our product offerings.
Safety Focus
We believe that we have put in place product safety standards that meet or exceed United States federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety website, safety boards in stores, e-mail communications and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.

Corporate Philanthropy and Community Service
We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. The Toys “R” Us Children’s Fund Inc., a public charity, has raised over $110 million since its inception and, together with the Company, contributes millions of dollars annually to charities that keep children safe and help them in times of need. We actively support charities such as the Marine Toys for Tots Foundation, Make-A-Wish America, Special Olympics and Save the Children, among others. We encourage our employees to become active in charitable endeavors by matching contributions they make to qualified charities of their choice, and through Volunteer Match, a program that helps them identify charities to assist in their communities. We also manage the Geoffrey Fund, Inc., a non-profit organization that provides assistance to employees affected by natural and personal disasters. The Geoffrey Fund relies on donations from employees to carry out its mission.
Market and Competition
In the domestic market, we compete with mass merchandisers, such as Walmart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com; national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats, such as buybuy BABY, and regional retailers. In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers. The domestic and international mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
We believe the principal competitive factors in the toy, including video game products, and baby products markets are product variety, price, quality, availability, advertising and promotion, convenience or store location, shipping offers, safety and customer support and service. We believe we are able to effectively compete by providing a broader range of merchandise, strong in-stock positions, convenient locations, knowledgeable customer service and competitive pricing and shipping offers.
Seasonality
Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2015, 2014 and 2013, 41%, 40% and 42%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013 which resulted in a net loss primarily due to a non-cash goodwill impairment of $378 million and a $51 million incremental write-down of excess and obsolete inventory. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. For more than 65 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.
License Agreements
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing revenue was $17 million for fiscals 2015 and 2014, respectively, and $16 million for fiscal 2013. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our Company-operated format, but we may choose partnerships or licensed arrangements where we believe it is appropriate due to business climate and risks.

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of January 30, 2016:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	16
Arkansas	5
California	109
Colorado	11
Connecticut	14
Delaware	3
Florida	58
Georgia	27
Hawaii	4
Idaho	2
Illinois	39
Indiana	17
Iowa	6
Kansas	6
Kentucky	10
Louisiana	9
Maine	3
Maryland	16
Massachusetts	23
Michigan	32
Minnesota	8
Mississippi	7
Missouri	16
Montana	1
Nebraska	3
Nevada	10
New Hampshire	7
New Jersey	43
New Mexico	3
New York	60
North Carolina	21
North Dakota	1
Ohio	39
Oklahoma	8
Oregon	10
Pennsylvania	44
Rhode Island	2
South Carolina	9
South Dakota	2
Tennessee	15
Texas	65
Utah	7
Vermont	1
Virginia	27
Washington	15
West Virginia	4
Wisconsin	12
Guam	1
Puerto Rico	5
Total (1)	866

(1)
This includes 68 Permanent Express stores and excludes the remaining 31 Temporary Express locations which remained open as of January 30, 2016. During the 2015 holiday selling season, we operated 135 Express stores domestically.

Geographic Distribution of International Stores
The following table sets forth the location of our International operated stores as of January 30, 2016:

Location	Number of Stores Operated
Australia	35
Austria	15
Brunei	1
Canada	82
China	99
France	48
Germany	66
Hong Kong	15
Japan	163
Malaysia	34
Poland	11
Portugal	9
Singapore	8
Spain	48
Switzerland	10
Taiwan	20
Thailand	11
United Kingdom	81
Total (1)	756

(1)
This includes 5 Permanent Express stores and excludes the remaining 25 Temporary Express locations which remained open as of January 30, 2016. During the 2015 holiday selling season, we operated 35 Express stores internationally.

The following table sets forth the location of our International licensed stores as of January 30, 2016:

Location	Number of Stores Licensed
Bahrain	1
Denmark	16
Egypt	4
Finland	7
Iceland	3
Ireland	2
Israel	26
Kuwait	2
Macau	2
Namibia	1
Norway	14
Oman	1
Philippines	27
Qatar	1
Saudi Arabia	14
South Africa	68
South Korea	35
Sweden	18
United Arab Emirates	9
Zambia	1
Total	252
Employees
As of January 30, 2016, we employed 62,000 full-time and part-time individuals worldwide, with 35,000 domestically and 27,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed 97,000 full-time and part-time employees worldwide during the 2015 holiday season.
Distribution
We operate 18 distribution centers including 8 that support our Domestic operations and 10 that support our International operations (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to manage overall inventory levels and distribution costs. In fiscal 2015, we opened a state-of-the-art distribution center in France which integrates our three previous fulfillment centers and serves as the headquarters office for Toys “R” Us, France. We believe that this facility creates greater operational efficiencies for our business, while allowing us to better serve our customers through our growing omnichannel capabilities in Europe.
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
We also have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides additional warehousing and fulfillment services for our e-commerce operations in the United States. We utilize various third party providers who furnish similar services in our international markets.
We continuously seek to improve our global supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover. In line with this strategy, we have a service entity in Rotterdam, Netherlands referred to as the European Import Center (“EIC”) in order to improve supply chain management in the European markets in which we operate. The EIC manages a portion of the purchasing of inventory from third party vendors located in Asia on behalf of our wholly-owned subsidiaries within Europe.

Our Vendors
We procure our merchandise from a wide variety of domestic and international vendors. In fiscal 2015, we had 3,500 active vendor relationships. For fiscal 2015, our top 20 vendors worldwide, based on our purchase volume in U.S. Dollar (“USD”), represented 46% of the total products we purchased.
Financial Information About Our Segments
Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements entitled “SEGMENTS.”
Trademarks and Licensing
“TOYS “R” US®,” “BABIES “R” US®,” “GEOFFREY®,” “KOALA BABY®,” “IMAGINARIUM®,” “AVIGO®,” “FAST LANE®,” “YOU & ME®,” “JOURNEY GIRLS®,” “DREAM DAZZLERS®,” the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, among others either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.
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
Risks Relating to Our Business
Our business is highly seasonal, and our financial performance depends significantly on the results of the fourth quarter of each fiscal year and, as a result, our operating results could be materially adversely affected if we achieve less than satisfactory sales prior to or during the holiday season.
Our business is highly seasonal. During fiscals 2015, 2014 and 2013, 41%, 40% and 42%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013 which resulted in a net loss primarily due to certain non-cash charges. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that our operating results could be materially adversely affected if we achieve less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters, labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.

Our industry is highly competitive and competitive conditions may materially adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be materially adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and baby products, we compete with discount and mass merchandisers, such as Walmart and Target, as well as Internet and catalog businesses, such as Amazon.com, national and regional chains and department stores and local retailers in the markets we serve. We also compete with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe that some of our competitors in the toy and baby products markets, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
We are vulnerable to competitive pressures from e-commerce activity in the market, both as they impact our own e-commerce business and our stores. The Internet provides greater price transparency of our merchandise that is widely available to customers. Our “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download, subscription or cloud play, which eliminates the need for a retailer. Furthermore, competitors’ subscription models for diapers, formula, and other commodities may eliminate the need for customers to visit our stores or e-commerce websites. We believe that this e-commerce activity has adversely affected our sales and profitability, and any increase in the proportion of our customers’ purchases via the Internet could materially adversely affect our sales and profitability from physical stores.
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
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 30, 2016, we had outstanding borrowings of $80 million under our secured revolving credit facility (“ABL Facility”). As of January 30, 2016, we had unused availability under committed lines of credit of $1,089 million. For fiscal 2015, peak borrowings under all of our revolving credit facilities and credit lines were $1,025 million, as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings or our business could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for at least the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.
A loss of, or reduction in, trade credit from our vendors could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.
Trade credit from our vendors is an important source of financing for the purchase of the inventory we sell in our stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on our inventory levels and operating cash flow and negatively impact our liquidity. Our vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. A negative change in our credit ratings or our vendors’ perception of our creditworthiness, including due to pending debt maturities, may impact their willingness to provide trade credit to us. Any adverse changes in our trade credit for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver products to our customers, which could in turn negatively affect our financial performance.
We may not retain or attract customers if we fail to successfully implement our strategic initiatives, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. As part of our omnichannel strategy to integrate our e-commerce and brick-and-mortar businesses, we aim to satisfy our customers’ evolving shopping preferences by utilizing fulfillment channels such as “In-Store Pick Up,” “Ship from Store” and “Ship to Store.” In an effort to optimize our e-commerce operations and improve the customer experience online, we are currently developing an e-commerce platform which will allow us to manage and control all aspects of our e-commerce operations internally rather than through a third-party provider.
We continue to evaluate the effectiveness of our marketing and advertising programs for our “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of our strategy, the appeal of our store and website formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the customer experience or the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
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
Our ability to successfully relocate or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond our control:

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
The success and expansion of our e-commerce business depends on our ability to successfully transition to an internally developed Domestic e-commerce platform and to provide quality service to our customers and if we are not able to provide such services, our operating results may be materially adversely affected.
We are currently in the process of developing a new internal e-commerce platform for our Domestic business which we expect to launch in fiscal 2016. We may be faced with significant unforeseen transition challenges including implementation delays, cost overruns, technology interruptions and disruption of our distribution channels, which could adversely affect our e-commerce platform. Any inability to successfully transition to, operate or maintain our internal platform or unforeseen transition operation challenges or disruptions may materially impact our sales, results of operations and financial condition and may materially adversely affect our ability to achieve future sales and profitability growth.
Additionally, our Internet operations are subject to a number of risks and uncertainties which are in part beyond our control, including the following:

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

•	breaches of Internet security including our new internal e-commerce platform;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future online and in-store purchases by customers; and

•	failure to keep up with changes in technology.
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
Sales of video games and video game systems are adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 4%, 6% and 7% of our annual Net sales for fiscals 2015, 2014 and 2013, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we sell and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While we continue to develop and implement various strategies to incorporate these new trends into our offerings, including selling third party tablets and other devices, we can provide no assurances that these strategies will be successful or contribute to profitability. Similarly, a continued rise in the popularity of mobile and tablet gaming could negatively impact sales and profitability of traditional toys.
The decrease of birth rates in countries where we operate could negatively affect our business.
Most of our end-customers are newborns and children and, as a result, our revenues are dependent on the birth rates in countries where we operate. In recent years, many countries’ birth rates have dropped or stagnated as their population ages, and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on our operating results.
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
In fiscal 2015, we had 3,500 active vendor relationships through which we procure the merchandise that we offer to our customers. For fiscal 2015, our top 20 vendors worldwide, based on our purchase volume in USD, represented 46% of the total products we purchased. An inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
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
Our vendors typically provide us with promotional support for the sale of their products in our stores and on our websites, including allowances for volume-related purchases. As part of this support, we receive allowances, payments and credits from the vendors which reduce our cost of goods sold, support the promotion and merchandising of the products we sell and drive sales at our stores and on our websites. We cannot provide assurance that vendors will continue to provide this support consistent with past levels. If our vendors fail to do so, our sales, earnings and cash flow could be materially adversely affected.

Our business operations could be disrupted if our information technology systems, including our new internal e-commerce platform, fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.
We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems, including our new internal e-commerce platform, fail to perform as anticipated, or should we experience any delays or difficulties in transitioning to these or other new systems, or integrating these systems with our current systems, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations and customers. Any of these or other systems-related problems could, in turn, materially adversely affect our sales and profitability.
Other sophisticated retailers have recently suffered serious security breaches. A compromise of our security systems (or a design flaw in our system environment) could result in unauthorized access to certain personal information about our employees or customers (including credit card and gift registry information) which could materially adversely affect our reputation with our customers and others, and thus affect our sales and profitability. In addition, a serious breach could negatively impact our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems. Such risks may be difficult to adequately insure against or insurance may be costly.
We have substantial obligations under long-term leases that could materially adversely affect our financial condition and prevent us from fulfilling our obligations.
As of January 30, 2016, we leased 1,313 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $546 million, $601 million and $609 million for fiscals 2015, 2014 and 2013, respectively, and is expected to be approximately $491 million for fiscal 2016. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations or refinance our maturing debt, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.”
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently have ground leasehold interests in 15% and long-term space leasehold interests in 64% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location or for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.
We conduct a significant portion of our business outside the United States. For fiscals 2015, 2014 and 2013, 38%, 39% and 39% of our Net sales, respectively, were generated outside the United States. In addition, as of January 30, 2016 and January 31, 2015, 32% and 33% of our long-lived assets, respectively, were located outside of the United States. Weakened global economic conditions, particularly the weakened and unstable environment in parts of Asia and Europe, could continue to affect us through lower sales as a result of reduced demand and the effects of foreign currency translation. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, limited protection of intellectual property in certain jurisdictions, political instability and restrictive governmental actions.
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
Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2015, 2014 and 2013, 38%, 39% and 39% of our Net sales, respectively, were transacted in a currency other than the USD, the majority of which were denominated in yen, Euros, Canadian dollars and pounds. In fiscal 2015, our reported operating earnings would have decreased or increased $27 million if all foreign currencies uniformly weakened or strengthened by an incremental 10% relative to the USD.
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

Labor shortages and increases in hourly wage rates could restrict our ability to operate our stores, grow our business or result in increased labor costs that could reduce our profits.
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. If we are unable to do so, our ability to adequately manage and staff our stores could be impaired, which could reduce customer satisfaction and sales. Staffing shortages also could hinder our ability to grow and expand our businesses. Payroll costs are a major component of the operating expenses at our stores. A shortage of skilled labor could require higher wages that would increase labor costs, which could adversely affect our profits. In addition, our hourly wage may increase as a result of market pressure and the minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Increases in hourly wage rates could have a material adverse effect on our costs and profitability.
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
The enacted healthcare reform legislation under the Affordable Care Act has impacted and will potentially impact our healthcare cost structure and may, over time, increase our employee healthcare related expenses. Provisions of this law have become effective and others will become effective at various dates over the next several years and we expect that there will be clarifications and continued guidance updates to many of the provisions. The law is relatively new and we continue to evaluate the potential additional impact the healthcare reform legislation will have on our business as additional provisions will become effective and regulations and guidance are communicated.  Due to the breadth and complexity of this law, the lack of regulations and guidance for implementation and the phased-in nature of new requirements, we cannot predict with certainty the future effect of this law on our results.  Because it may further increase the costs of providing medical insurance to our employees, the new healthcare legislation may adversely affect our results of operations, financial condition and cash flow.

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
We utilize outsourcing arrangements for certain financial and other functions. By relying on third-party service providers we may come across unexpected obstacles that can disrupt our business operations.
We have outsourced certain financial and other functions to third-party service providers to achieve further operating efficiencies. Inadequate management or training of theses providers can lead to lack of proper skill sets to effectively manage and execute the applicable processes. In addition, we are at risk of data security, losing visibility and control of the applicable processes and potential language barriers. If we do not effectively manage outsourcing relationships, if third-party providers do not perform efficiently or in a timely manner, or if we experience problems with transitioning the work to a third party, we may experience disruptions in transaction processing or information technology services all of which can negatively impact our business processes, reputation and customers.
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
Changes to existing accounting rules or regulations may impact our future results of operations. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. In February 2016, the Financial Accounting Standards Board (“FASB”) released new accounting rules, effective fiscal 2019, requiring companies to capitalize substantially all leases, including operating leases, in their financial statements. This change would require us to record a significant amount of lease related assets and liabilities on our balance sheet. These and other future changes to accounting rules or regulations may materially adversely affect our reported results of operations and financial position.
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
We are, and we expect to continue to be, highly leveraged. As of January 30, 2016, our total indebtedness was $4.7 billion, of which $2.7 billion was secured indebtedness. Our substantial indebtedness could have significant consequences, including, among others, the following:

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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond our control. In addition, we and our subsidiaries may from time to time prepay, repurchase, refinance or otherwise acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Such exchanges or refinancings may include the issuance or guarantee of debt by certain of our subsidiaries, and may be accompanied by transactions or asset transfers among certain of our subsidiaries. Any debt issued in such transactions may be issued or guaranteed by entities that are not obligors on the debt being refinanced, and may have liens on assets that are not pledged to secure the debt being refinanced. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Even if we were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of our existing indebtedness.
As of January 30, 2016, we had the following debt maturing within two years: $725 million of 8.500% senior secured notes at one of our property company entities and $450 million of 10.375% senior notes at the holding company entity. We believe we will have the ability to refinance, or repay a portion and refinance the balance of, these notes prior to their respective maturity dates; however, a number of factors including factors beyond our control could reduce or restrict our ability to refinance these debt obligations on favorable terms.
If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we could face substantial liquidity problems, and we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt obligations. If we were unable to repay amounts when due, the holders of our debt could proceed against the issuers or guarantors of that debt, and the collateral granted to them to secure that debt, if any. Additionally, a failure to repay amounts when due under certain debt will likely constitute an event of default and entitle the holders of other debt to accelerate or otherwise proceed against the issuers or guarantors of such debt.
Our debt agreements contain covenants that limit our flexibility in operating our business.
Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may materially adversely affect our ability to operate our business and refinance our indebtedness. Among other things, these covenants limit our ability to:

•	incur certain additional indebtedness;

•	transfer assets between and among Toys “R” Us, Inc. and our various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to our or our subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.
A breach of any of these covenants could result in default under one or more of our debt agreements, which could prompt the lenders to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, our secured lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under our debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our worldwide operating stores and distribution centers as of January 30, 2016 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	275	213	378	866	35
International	78	26	652	756	21
	353	239	1,030	1,622	56
Distribution Centers:
Domestic	7	—	1	8	7
International	5	—	5	10	4
	12	—	6	18	11
Total Operating Stores and Distribution Centers	365	239	1,036	1,640	67

(1)	Owned buildings on leased land.

(2)
This includes 68 and 5 Permanent Express stores within our Domestic and International segments, respectively, that each have a cumulative lease term of at least two years and excludes the remaining 31 and 25 Temporary Express store locations within our Domestic and International segments, respectively, which remained open as of January 30, 2016. During the fiscal 2015 holiday selling season, we operated 135 Domestic and 35 International Express stores.

(3)	Represents total square footage occupied, excluding any space dedicated to catwalks, parking lots and decks.
Refer to Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.
As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease substantially all of our properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, some of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $12 million for fiscal 2015 and $10 million for fiscals 2014 and 2013, respectively.
We own our Global Resource Center, comprising 585,000 square feet of space, in Wayne, New Jersey.
As of January 30, 2016, we maintained 73 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in the majority of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.
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
Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain current and former employees and a private investor and there is no established public trading market for our Common Stock. As of March 1, 2016, there were approximately 300 holders of our Common Stock. During fiscals 2015, 2014 and 2013, no dividends were paid out to shareholders. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to pay dividends and obtain funds from certain of our subsidiaries through dividends, loans or advances.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except number of stores)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Statement of Operations Data:
Net sales	$11,802	$12,361	$12,543	$13,543	$13,909
Net (loss) earnings (2)	(124)	(288)	(1,036)	39	151
Net (loss) earnings attributable to Toys “R” Us, Inc. (2)	(130)	(292)	(1,039)	38	149

Balance Sheet Data (end of period):
Working capital	$490	$355	$704	$1,171	$708
Property and equipment, net	3,163	3,335	3,638	3,891	4,052
Total assets	6,968	7,115	7,549	8,921	8,842
Total debt (3)	4,743	4,788	5,019	5,343	5,170
Total (deficit) equity	(1,265)	(1,095)	(656)	485	503

Store Count Data (end of period):
Domestic	866	872	873	875	876
International - Operated	756	730	704	665	626
Total Operated	1,622	1,602	1,577	1,540	1,502
International - Licensed	252	212	185	163	151

Non-GAAP Financial Measure:
Adjusted EBITDA (4)	$800	$642	$583	$1,019	$1,054

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.

(2)	Refer to the Adjusted EBITDA table within this section for certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance.

(3)	Includes current portion of long-term debt and short-term borrowings. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(4)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest expense (income), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, goodwill and asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

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
A reconciliation of Net (loss) earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(130)	$(292)	$(1,039)	$38	$149
Add:
Income tax expense (benefit)	76	32	169	53	(1)
Interest expense, net	426	447	517	464	432
Depreciation and amortization	343	377	388	407	403
EBITDA	715	564	35	962	983
Adjustments:
Severance	24	17	13	3	7
Compensation expense (a)	24	22	3	2	1
Impairment of long-lived assets (b)	16	13	44	11	6
Certain transaction costs (c)	13	(2)	1	5	7
Foreign currency re-measurement (d)	11	15	—	—	—
Store closure costs (e)	7	4	2	7	5
Sponsors’ management and advisory fees (f)	6	18	22	21	20
Net earnings attributable to noncontrolling interest (g)	6	4	3	1	2
Net gains on sales of properties (h)	(20)	(5)	(8)	(4)	(3)
Litigation (i)	(1)	(8)	23	1	8
Property losses, net of insurance recoveries (j)	(1)	(9)	—	8	11
Goodwill impairment (k)	—	—	378	—	—
Obsolete inventory clearance (l)	—	9	51	—	—
Prior period adjustments (m)	—	—	16	—	—
Restructuring (n)	—	—	—	2	3
Acquisition costs (o)	—	—	—	—	4
Adjusted EBITDA	$800	$642	$583	$1,019	$1,054

(a)	Primarily represents the incremental compensation expense related to certain one-time awards and modifications (net of forfeitures of certain officers’ awards).

(b)
Asset impairments primarily due to the identification of underperforming stores, the relocation of certain stores and property sales. Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 4 to our Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for further details.

(c)	Fiscal 2015 primarily represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(d)
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

(e)	Represents store closure costs, net of lease surrender income.

(f)
Represents fees expensed to the Sponsors in accordance with the advisory agreement. In June 2015, the advisory agreement was amended in order to reduce the advisory fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually. Refer to Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details.

(g)	Represents noncontrolling interests in Asia JV.

(h)	Represents the sale of properties. Refer to Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(i)
Represents certain litigation expenses and settlements recorded for legal matters. Refer to Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

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

(l)	Represents the incremental expense related to the write-down of excess and obsolete inventory, as well as, third party fees associated with our clearance efforts.

(m)
Represents a non-cash cumulative correction of prior period accrued vacation accounting in fiscal 2013, partially offset by the non-cash cumulative correction of accounting for e-commerce prior period sales.

(n)
Represents additional charges related to our 2003 and 2005 restructuring activities primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

(o)
Represents costs incurred in conjunction with the acquisition of 70% ownership interest in Asia JV from Li & Fung. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. Refer to “Forward-Looking Statements” and Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K. Our MD&A includes the following sections:
EXECUTIVE OVERVIEW provides an overview of our business.
RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2015. This section also refers to Note 18 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
EXECUTIVE OVERVIEW

Our Business
We are the leading global specialty retailer of toys and baby products as measured by Net sales. Our Toys “R” Us and Babies “R” Us brands are recognized as the toy and baby authority. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce.
As of January 30, 2016, we operated 1,622 stores and licensed an additional 252 stores. These stores are located in 39 countries and jurisdictions around the world under the Toys “R” Us and Babies “R” Us banners. In addition, we operate smaller format Toys “R” Us Express stores (“Express stores”), some of which are open on a short-term basis during the holiday season. Our omnichannel experience incorporates our websites including Toysrus.com and Babiesrus.com, as well as other e-commerce sites in our international markets. For fiscal 2015, we generated Net sales of $11,802 million, resulting in Adjusted EBITDA of $800 million and Net loss attributable to Toys “R” Us, Inc. of $130 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., refer to Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and baby products retail space, broad range of product offerings, substantial scale and geographic footprint and strong vendor relationships account for our market-leading position and distinguish us from the competition.
Every day we strive to improve the customer experience in our stores and online. This enables us to bring joy into the lives of our customers by being the toy and baby authority and definitive destination for kid fun, gift-giving solutions and parenting services. Compared with multi-line mass merchandisers, we believe we are able to provide more knowledgeable service to our customers through our highly trained sales force. We train our store team members to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service.
Our Business Segments
Our business has two reportable segments: Domestic and International. Refer to Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products through 866 stores that operate in 49 states in the United States, Puerto Rico and Guam and through e-commerce. As of January 30, 2016, our Domestic stores consisted of 361 traditional toy stores, 224 baby stores, 213 SBS stores and 68 Permanent Express stores, as well as Temporary Express locations. Domestic Net sales were $7,356 million for fiscal 2015, which accounts for 62% of our consolidated Net sales.

•
International — Our International segment sells a variety of products through 756 operated and 252 licensed stores in 38 countries and jurisdictions and through e-commerce. As of January 30, 2016, our International stores consisted of 534 traditional toy stores, 202 SBS stores, 15 baby stores and 5 Permanent Express stores, as well as Temporary Express locations. International Net sales were $4,446 million for fiscal 2015, which accounts for 38% of our consolidated Net sales.

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

RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2015, 2014 and 2013:

	Fiscal Years Ended
($ In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$11,802	$12,361	$12,543
Same store sales	0.9%	0.0%	(4.4)%
Gross margin	$4,226	$4,430	$4,389
Gross margin as a percentage of Net sales	35.8%	35.8%	35.0%
Selling, general and administrative expenses (“SG&A”)	$3,593	$3,915	$4,010
SG&A as a percentage of Net sales	30.4%	31.7%	32.0%
Net loss attributable to Toys “R” Us, Inc.	$(130)	$(292)	$(1,039)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$800	$642	$583

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., refer to Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

Fiscal 2015 financial highlights:

•	Net sales decreased by $559 million compared to the prior year. Excluding a $571 million negative impact of foreign currency translation, Net sales increased by $12 million.

•	Consolidated same store sales increased by 0.9 percentage points driven by growth in our International segment.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) remained consistent with the prior year.

•	SG&A decreased by $322 million primarily due to a favorable impact from foreign currency translation and reductions in payroll, advertising and occupancy expenses.

•	Net loss attributable to Toys “R” Us, Inc. improved by $162 million.

Same Store Sales
In computing same store sales, we include stores that have been open for at least 56 weeks from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Permanent Express stores that have been open for at least 56 weeks from their soft opening date are also included in the computation of same store sales.
Our same store sales computation includes the following:

•	stores that have been remodeled while remaining open;

•	stores that have been relocated and/or expanded to new buildings within the same trade area, in which the new store opens at about the same time as the old store closes;

•	stores that have expanded within their current locations; and

•	sales from our e-commerce businesses.
By measuring the year-over-year sales of merchandise in the stores that have been open for 56 weeks or more and online, we can better gauge how the core store base and e-commerce business is performing since same store sales excludes the impact of store openings and closings, as well as foreign currency translation.
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
The changes in our same store sales by segment for fiscals 2013, 2014 and 2015 are as follows:

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	January 30, 2016	January 31, 2015	February 1, 2014
Baby	36.9%	37.9%	37.7%
Core Toy	18.4%	17.2%	15.9%
Entertainment	9.0%	10.2%	11.3%
Learning	23.5%	22.6%	22.6%
Seasonal	11.4%	11.2%	11.3%
Other (1)	0.8%	0.9%	1.2%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	Fiscal Years Ended
International:	January 30, 2016	January 31, 2015	February 1, 2014
Baby	20.5%	20.2%	20.4%
Core Toy	23.2%	23.5%	22.7%
Entertainment	7.1%	8.5%	10.0%
Learning	32.8%	31.1%	30.8%
Seasonal	15.7%	15.9%	15.3%
Other (1)	0.7%	0.8%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	Domestic	International	Total Operated
February 1, 2014	873	704	1,577
Opened	33	59	92
Closed	(34)	(33)	(67)
January 31, 2015	872	730	1,602
Opened	15	49	64
Closed	(21)	(23)	(44)
January 30, 2016	866	756	1,622

Store Type	Domestic		International		Toys “R” Us - Consolidated
	January 30, 2016	January 31, 2015	January 30, 2016 (1)	January 31, 2015	January 30, 2016	January 31, 2015
Traditional Toy	361	372	534	511	895	883
SBS	213	214	202	198	415	412
Baby	224	226	15	15	239	241
Permanent Express	68	60	5	6	73	66
Total Operated	866	872	756	730	1,622	1,602

Excluded from store count:
Licensed (2)	—	—	252	212	252	212
Temporary Express	31	32	25	17	56	49

(1)	The net increase in International stores compared to the prior year is primarily due to 29 stores in China and Southeast Asia.

(2)	The net increase in licensed stores from prior year is predominantly due to 22 stores in South Africa, four stores in the Philippines and three stores in South Korea.

Fiscal 2015 Compared to Fiscal 2014

Net Loss Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$(130)	$(292)	$162
Net loss attributable to Toys “R” Us, Inc. improved by $162 million to $130 million in fiscal 2015, compared to $292 million in fiscal 2014. The improvement was primarily due to a $322 million reduction in SG&A, partially offset by a $204 million decline in Gross margin, in each case due in large part to the impact from foreign currency translation.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2015	Fiscal 2014	$ Change	% Change	Fiscal 2015	Fiscal 2014
Domestic	$7,356	$7,524	$(168)	(2.2)%	62.3%	60.9%
International	4,446	4,837	(391)	(8.1)%	37.7%	39.1%
Toys “R” Us - Consolidated	$11,802	$12,361	$(559)	(4.5)%	100.0%	100.0%
Net sales decreased by $559 million or 4.5%, to $11,802 million in fiscal 2015, compared to $12,361 million in fiscal 2014. The impact of foreign currency translation decreased Net sales by $571 million in fiscal 2015.
Excluding the impact of foreign currency translation, the increase in Net sales for fiscal 2015 was predominantly due to an increase in International same store sales primarily driven by higher average transaction amounts and new locations within our

International segment. Partially offsetting the increase was a decline in Net sales from Domestic store closures and a reduction in same store sales domestically, driven by a decrease in the number of transactions.
Domestic
Net sales for our Domestic segment decreased by $168 million or 2.2%, to $7,356 million in fiscal 2015. The decrease in Net sales was primarily a result of store closures and a decrease in same store sales of 0.6%.
The decrease in same store sales resulted primarily from declines in our entertainment and baby categories. The decrease in our entertainment category was predominantly due to portable electronics and video game software. The decline in our baby category was predominantly in commodities, which includes diapers, wipes, formula and baby food. Partially offsetting these decreases were increases in our core toy and learning categories. The increase in our core toy category was primarily due to collectibles. The increase in our learning category was mainly due to preschool toys.
International
Net sales for our International segment decreased by $391 million or 8.1%, to $4,446 million in fiscal 2015. Excluding a $571 million decrease due to foreign currency translation, International Net sales improved primarily as a result of an increase in same store sales of 3.2% and net sales from new locations.
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

				Percentage of Net sales
($ In millions)	Fiscal 2015	Fiscal 2014	$ Change	Fiscal 2015	Fiscal 2014	Change
Domestic	$2,521	$2,563	$(42)	34.3%	34.1%	0.2%
International	1,705	1,867	(162)	38.3%	38.6%	(0.3)%
Toys “R” Us - Consolidated	$4,226	$4,430	$(204)	35.8%	35.8%	—%
Gross margin decreased by $204 million to $4,226 million in fiscal 2015, compared to $4,430 million in fiscal 2014. Foreign currency translation decreased Gross margin by $215 million.
Gross margin rate remained consistent in fiscal 2015 compared to fiscal 2014, with an increase in our Domestic segment offset by a decrease in our International segment.
Domestic
Gross margin decreased by $42 million to $2,521 million in fiscal 2015. Gross margin rate increased by 0.2 percentage points in fiscal 2015 compared to fiscal 2014.
The increase in Gross margin rate resulted from sales mix away from lower margin products in our entertainment and baby categories, partially offset by an increase in shipping costs due to higher e-commerce sales volume.

International
Gross margin decreased by $162 million to $1,705 million in fiscal 2015. Foreign currency translation decreased Gross margin by $215 million. Gross margin rate decreased 0.3 percentage points in fiscal 2015 compared to fiscal 2014.
The decrease in Gross margin rate resulted primarily from increased cost of USD denominated inventory purchases, most notably in our core toy category. Partially offsetting the decrease were margin rate improvements predominantly in our baby category and sales mix away from lower margin products in our entertainment category.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	Fiscal 2015	Fiscal 2014
Payroll and related benefits	44.4%	44.7%
Occupancy costs	30.4%	30.0%
Advertising and promotional expenses	9.1%	9.7%
Transaction fees (1)	3.8%	3.1%
Professional fees	3.2%	3.4%
Other (2)	9.1%	9.1%
Total	100%	100%

(1)	Primarily consists of credit card fees, which includes income from the Visa and MasterCard settlement in fiscal 2014.

(2)	Includes costs related to website hosting, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2015	Fiscal 2014	$ Change	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$3,593	$3,915	$(322)	30.4%	31.7%	(1.3)%
SG&A decreased by $322 million to $3,593 million in fiscal 2015, compared to $3,915 million in fiscal 2014. Foreign currency translation decreased SG&A by $174 million. As a percentage of Net sales, SG&A decreased by 1.3 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $148 million primarily due to an $81 million decrease in payroll expenses, which includes a $57 million decline in store payroll expenses, and a $40 million decrease in advertising and promotional expenses. Additionally contributing to the decrease in SG&A was a $16 million decrease in occupancy costs, predominantly as a result of Domestic store closures.

Depreciation and Amortization

(In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$343	$377	$(34)
Depreciation and amortization decreased by $34 million to $343 million in fiscal 2015, compared to $377 million in fiscal 2014. Foreign currency translation decreased Depreciation and amortization by $14 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	foreign exchange gains and losses;

•	impairment of long-lived assets; and

•	other operating income and expenses.

(In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$88	$53	$35
Other income, net increased by $35 million to $88 million in fiscal 2015, compared to $53 million in fiscal 2014. Foreign currency translation increased Other income, net by $4 million. Excluding the impact of foreign currency translation, the increase in Other income, net was primarily due to a $15 million increase in net gains on sales of properties and a $12 million increase in credit card program income.
Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$429	$451	$(22)
Interest expense decreased by $22 million to $429 million in fiscal 2015, compared to $451 million in fiscal 2014. The decrease in Interest expense was primarily due to $35 million of incremental expense recorded in the prior year, mainly composed of the write-off of unamortized deferred debt issuance costs and original issue discount related to the extinguishment of debt. Additionally contributing to the decrease was a $17 million reversal of deferred debt issuance costs as a result of a fiscal 2015 amendment to the advisory agreement which waived any previously accrued and unpaid transaction fees payable to our Sponsors in connection with prior refinancings. Refer to Note 16 within our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details. Partially offsetting these decreases were higher rates of interest on the Secured term B-4 loan facility due fiscal 2020 and the Tranche A-1 loan facility due fiscal 2019 as a result of the prior year refinancing.

Interest Income

(In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$3	$4	$(1)
Interest income decreased by $1 million to $3 million in fiscal 2015, compared to $4 million in fiscal 2014.

Income Tax Expense

($ In millions)	Fiscal 2015	Fiscal 2014	Change
Toys “R” Us - Consolidated	$76	$32	$44
Consolidated effective tax rate	(158.3)%	(12.5)%	(145.8)%
The net increase in income tax expense of $44 million in fiscal 2015 compared to fiscal 2014 was principally due to a change in the mix and level of earnings between jurisdictions.
Our income tax expense in fiscal 2015 was unfavorably impacted by certain non-routine, discrete items, including a valuation allowance established in a foreign jurisdiction. We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. A valuation allowance is a non-cash charge, which does not eliminate the tax loss carryforwards and other deferred tax assets. It reflects a reduction in the benefit we expect is more likely than not to be realized from these items. Favorably impacting the fiscal 2015 income tax expense is a benefit associated with the release of a valuation allowance in another foreign jurisdiction.
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
Net loss attributable to Toys “R” Us, Inc. decreased by $747 million to $292 million in fiscal 2014, compared to $1,039 million in fiscal 2013. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to $378 million of goodwill impairment charges in fiscal 2013 associated with our Toys-Domestic and Toys-Japan reporting units and a decrease in Income tax expense of $137 million. Additionally contributing to the decrease in Net loss attributable to Toys “R” Us, Inc. was a decrease in SG&A of $95 million, a decline in Interest expense of $73 million and an increase in Gross margin of $41 million.

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
Excluding the impact of foreign currency translation, the increase in Net sales for fiscal 2014 was primarily due to an increase in net sales from new locations within our International segment. Additionally contributing to the increase in Net sales was an increase in our International same store sales primarily driven by an increase in the number of transactions. Partially offsetting the increase in Net sales was a decrease in Domestic same store sales primarily driven by a decline in the number of transactions.
Domestic
Net sales for the Domestic segment decreased by $114 million or 1.5%, to $7,524 million in fiscal 2014, compared to $7,638 million in fiscal 2013. The decrease in Net sales was primarily a result of a decrease in same store sales of 1.0%.
The decrease in same store sales resulted primarily from decreases in our entertainment, learning and seasonal categories. The decrease in our entertainment category was primarily due to decreased sales of video game software, portable electronics and video game systems. The decrease in our learning category was primarily due to decreased sales of educational electronics and creative activity products, partially offset by increased sales of construction toys. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of girls’ role play products and accessories.
International
Net sales for the International segment decreased by $68 million or 1.4%, to $4,837 million in fiscal 2014, compared to $4,905 million in fiscal 2013. Excluding a $243 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in same store sales of 1.8%.
The increase in same store sales resulted primarily from increases in our core toy, seasonal and learning categories. The increase in our core toy category was primarily due to increased sales of action figures. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our learning category was primarily due to increased sales of construction toys, partially offset by decreased sales of educational electronics. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software and systems.

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
Gross margin rate increased by 0.8 percentage points in fiscal 2014 compared to fiscal 2013. The increase in Gross margin rate was primarily the result of overall margin improvements across all categories in our Domestic segment, mainly attributable to promotional efficiencies (reduction in the depth and breadth of promotions). Additionally contributing to the increase in Gross margin was an inventory write-down of $51 million recorded within our Domestic segment in fiscal 2013.
Domestic
Gross margin increased by $74 million to $2,563 million in fiscal 2014, compared to $2,489 million in fiscal 2013. Gross margin rate increased by 1.5 percentage points in fiscal 2014 compared to fiscal 2013.
The increase in Gross margin rate resulted primarily from overall margin improvements predominantly in our entertainment, baby and core toy categories due to promotional efficiencies (reduction in the depth and breadth of promotions). Additionally contributing to the increase in Gross margin was an inventory write-down of $51 million recorded in fiscal 2013.
International
Gross margin decreased by $33 million to $1,867 million in fiscal 2014, compared to $1,900 million in fiscal 2013. Foreign currency translation decreased Gross margin by $83 million. Gross margin rate remained relatively consistent in fiscal 2014 compared to fiscal 2013.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	Fiscal 2014	Fiscal 2013
Payroll and related benefits (1)	44.7%	43.1%
Occupancy costs (2)	30.0%	29.5%
Advertising and promotional expenses	9.7%	10.8%
Professional fees	3.4%	3.4%
Transaction fees (3)	3.1%	3.3%
Other (4)	9.1%	9.9%
Total	100%	100%

(1)	Excluding the increase of the annual bonus, total expense dollars for payroll and related benefits expense dollars declined in fiscal 2014 as compared to fiscal 2013.

(2)	Fiscal 2014 includes property insurance claim settlements noted below.

(3)	Primarily consists of credit card fees, which includes income from the Visa and MasterCard settlement in fiscal 2014.

(4)	Includes costs related to transporting merchandise from distribution centers to stores, store related supplies and signage, website hosting and other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2014	Fiscal 2013	$ Change	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$3,915	$4,010	$(95)	31.7%	32.0%	(0.3)%
SG&A decreased by $95 million to $3,915 million in fiscal 2014, compared to $4,010 million in fiscal 2013. Foreign currency translation decreased SG&A by $57 million. As a percentage of Net sales, SG&A decreased by 0.3 percentage points.

Excluding the impact of foreign currency translation, SG&A decreased by $38 million, reflecting: a $48 million decline in advertising and promotional expenses; $26 million of lower store payroll expense; favorable legal and property insurance claim settlements of $21 million; a $20 million decrease in litigation expense related to the fiscal 2013 adverse liability judgment; and a reduction of $9 million in general liability insurance reserves; offset in part by a $63 million increase in annual bonus, a $21 million increase in occupancy costs predominantly related to new stores within our International segment and the aggregate of $2 million in other insignificant items.
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
Interest expense decreased by $73 million to $451 million in fiscal 2014, compared to $524 million in fiscal 2013. The decrease in Interest expense was primarily due to $77 million of incremental interest expense associated with the fiscal 2013 repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017 (the “Propco I Notes”), composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs. Additionally contributing to the decrease was $23 million in savings associated with refinancing the Propco I Notes to a $985 million senior unsecured term loan facility due fiscal 2019 at a lower rate of interest. Partially offsetting the decrease in Interest expense was the fiscal 2014 extinguishment of the Secured term loan facility and the 7.375% senior secured notes due fiscal 2016, and portions of the Incremental secured term loan facility and Second incremental secured term loan facility, resulting in $35 million of incremental expense, composed of the write-off of portions of unamortized deferred debt issuance costs and original issue discount, and a redemption premium of $6 million on the 7.375% senior secured notes due fiscal 2016.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of January 30, 2016, we were in compliance with all of the covenants related to our outstanding debt. At January 30, 2016, under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had $80 million of outstanding borrowings, a total of $99 million of outstanding letters of credit and excess availability of $1,009 million. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $884 million in excess of the covenant.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A,” “Tranche 1B” and “Tranche 2”). On June 30, 2015, Toys-Japan entered into an agreement to refinance an unsecured loan commitment line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($78 million at January 30, 2016). As of January 30, 2016, we had no outstanding borrowings under Tranche 1A, with $78 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($17 million at January 30, 2016). As of January 30, 2016 we had no outstanding borrowings under Tranche 1B, with $17 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at January 30, 2016). As of January 30, 2016, we had no outstanding borrowings under Tranche 2, with $29 million of remaining availability.
Additionally, on June 30, 2015, Toys-Japan amended an uncommitted line of credit reducing its availability from ¥1.5 billion to ¥1.0 billion. Toys-Japan has an additional uncommitted line of credit with total availability of ¥0.5 billion. At January 30, 2016, Toys-Japan had no outstanding borrowings under its uncommitted lines of credit, with a total of ¥1.5 billion ($12 million at January 30, 2016) of incremental availability.

On December 18, 2015, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (“European ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. Our European ABL Facility provides for a five-year £138 million ($197 million at January 30, 2016) asset-based senior secured revolving credit facility which will expire on December 18, 2020. At January 30, 2016, we had no outstanding borrowings, with $81 million of remaining availability under the European ABL Facility.
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$221 million ($28 million at January 30, 2016). As of January 30, 2016, we had no outstanding borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of January 30, 2016, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through December 2020 and our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2015, peak borrowings under our revolving credit facilities and credit lines amounted to $1,025 million, with total remaining availability of $876 million in excess of the ABL Facility covenant.
Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines. Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, a financial market disruption could have a negative impact on our ability to refinance our maturing debt and available resources in the future. Refer to Item 1A “Risk Factors—Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business.” and “—If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”
As of January 30, 2016, we had $1.3 billion of indebtedness maturing before the end of fiscal 2017, which primarily consisted of the following instruments:

•	$450 million of 10.375% senior notes, due fiscal 2017

•	$725 million of 8.500% senior secured notes, due fiscal 2017
We believe that we have the ability to address these upcoming maturities by refinancing the notes, a portion of which may be repaid using cash on hand; however market conditions could reduce or restrict our ability to refinance these notes on favorable terms. We are currently working with advisors to assist us in connection with potential debt refinancings. Our minimum projected obligations for fiscal 2016 and beyond are set forth below under “Contractual Obligations.”

As of January 30, 2016, our consolidated Cash and cash equivalents balance was $680 million. Cash and cash equivalents at each respective legal entity may be subject to restrictions on transfer imposed by applicable law and debt covenant restrictions as well as seasonal working capital needs, which primarily represent the purchase of inventory and operating expenses. Our Cash and cash equivalents balance is typically highest during the fourth quarter, in conjunction with the holiday season. As of January 30, 2016, the balance consisted of the following:

(In millions)	January 30, 2016
Domestic
Toys “R” Us Property Company II, LLC (1)	$91
Toys “R” Us Property Company I, LLC	85
Toys “R” Us, Inc. (the “Parent Company”)	1
Other (1)	38
Total Domestic	215
International
Europe	223
Japan	146
Other (1)	96
Total International	465
Consolidated Cash and cash equivalents	$680

(1)
Toys “R” Us - Delaware, Inc. had Cash and cash equivalents of $139 million, which includes Toys “R” Us Property Company II, LLC, the majority of Other Domestic and Toys-Canada, included within Other International.

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
The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Information technology	$83	$79	$58
Store improvements (1)	64	58	28
Distribution centers	28	31	16
New stores	17	32	73
Other store-related projects (2)	27	7	63
Total capital expenditures	$219	$207	$238

(1)	Includes expenditures related to the “Clean and Bright” initiative.

(2)	Includes remodels and other store updates. Fiscal 2013 includes expenditures for SBS conversions as well as other baby integration remodels.

Cash Flows

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	$238	$476	$144
Net cash used in investing activities	(210)	(193)	(205)
Net cash used in financing activities	(27)	(191)	(388)
Effect of exchange rate changes on Cash and cash equivalents	(19)	(38)	(25)
Net (decrease) increase during period in Cash and cash equivalents	$(18)	$54	$(474)

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased to $238 million in fiscal 2015, compared to $476 million in fiscal 2014. The decrease was primarily due to an increase in vendor payments within our International segment in the first quarter of fiscal 2015 due to the timing of payments at the end of fiscal 2014. Additionally contributing to the decrease were increases in annual bonus payout and merchandise purchases in order to maintain stronger in-stock positions. These were partially offset by improved operating earnings.
Net cash provided by operating activities increased by $332 million to $476 million in fiscal 2014, compared to $144 million in fiscal 2013. The increase was primarily due to improved operating performance and a decrease in vendor payments due to timing.

Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $17 million to $210 million in fiscal 2015, compared to $193 million in fiscal 2014, primarily due to a $12 million increase in capital expenditures and a $5 million decrease in proceeds received from sales of fixed assets.
Net cash used in investing activities decreased by $12 million to $193 million in fiscal 2014, compared to $205 million in fiscal 2013. The decrease was due to a $31 million reduction in capital expenditures, a change of $29 million in restricted cash primarily resulting from the fiscal 2013 incremental amount required to be held in conjunction with the terms of the UK Propco Facility Agreement and a fiscal 2013 purchase of $20 million in debt securities of Debussy DTC Plc (“Debussy”). The decrease was partially offset by a fiscal 2013 repayment of $52 million for the Vanwall debt securities held by us and a $17 million decrease in proceeds received from sales of fixed assets compared to fiscal 2013.

Cash Flows Used in Financing Activities
Net cash used in financing activities decreased by $164 million to $27 million in fiscal 2015, compared to $191 million in fiscal 2014. The decrease was due to a $135 million decline in net debt repayments and a $29 million reduction in capitalized debt issuance costs predominantly as a result of a reduction in refinancing activity in the current year.
Net cash used in financing activities decreased by $197 million to $191 million in fiscal 2014, compared to $388 million in fiscal 2013. The decrease was primarily due to a $178 million decrease in net debt repayments compared to fiscal 2013.

Debt
Our credit facilities, loan agreements and indentures contain customary covenants that, among other things restrict our ability to incur certain additional indebtedness, pay dividends, make restricted payments or certain investments, create or permit liens on assets, sell assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. We conduct our operations through our subsidiaries, most of which are subject to restrictions on their ability to provide funds to us. The amount of total net assets that were subject to these restrictions was $448 million as of January 30, 2016.
Certain of our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing under these agreements, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Additionally, a failure to repay amounts when due under certain debt will likely constitute an event of default and entitle the holders of other debt to accelerate or otherwise proceed against the issuers or guarantors of such debt. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. We are currently in compliance with the covenants relating to our debt.
As of January 30, 2016, we had total indebtedness of $4.7 billion, of which $2.7 billion was secured indebtedness and $1.3 billion is due within two years. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other economic factors that may be outside our control. Such refinancings may include the issuance or guarantee of debt by certain of our subsidiaries, and may be accompanied by transactions or asset transfers among certain of our subsidiaries. Any debt issued in such transactions may be issued or guaranteed by entities that are not obligors on the debt being refinanced, and may have liens on assets that are not pledged to secure the debt being refinanced.

In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. Refer to Item 1A “Risk Factors—Risks Related to Our Substantial Indebtedness.” Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding our debt and any of the transactions described below.
During fiscal 2015, the following events occurred with respect to our debt structure:

•
On January 29, 2016, Toys-Japan entered into an additional bank loan with a syndicate of financial institutions for ¥4.1 billion ($34 million at January 30, 2016) which will mature on January 29, 2021.

•
On December 18, 2015, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL Facility in order to extend the maturity date of the facility to December 18, 2020 and amend certain other provisions. The European ABL Facility, as amended, will continue to provide for a five-year £138 million ($197 million at January 30, 2016) asset-based senior secured revolving credit facility.

•
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance its Tranche 1 unsecured loan commitment line of credit into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts up to ¥9.45 billion ($78 million at January 30, 2016) and expires on June 30, 2017. Tranche 1B is available in amounts up to ¥2.0 billion ($17 million at January 30, 2016) and expires on June 30, 2016.

We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time prepay, repurchase, refinance or otherwise acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 16 to the Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations
Our contractual obligations consist mainly of payments for operating leases related to real estate used in the operation of our business, Long-term debt and related interest and product purchase obligations. The following table summarizes our contractual obligations as of January 30, 2016, except as noted below:

	Payments Due By Period
(In millions)	Fiscal 2016	Fiscals 2017 & 2018	Fiscals 2019 & 2020	Fiscals 2021 and thereafter	Total
Operating leases (1)	$505	$822	$578	$952	$2,857
Less: sub-leases to third parties	14	23	16	18	71
Net operating lease obligations	491	799	562	934	2,786
Capital leases and financing obligations	33	57	41	71	202
Short-term borrowings and long-term debt (2)	62	1,856	2,630	23	4,571
Interest payments (3)(4)	375	623	230	2	1,230
Purchase obligations (5)	1,212	—	—	—	1,212
Other (6)	144	156	53	32	385
Total contractual obligations (7)(8)	$2,317	$3,491	$3,516	$1,062	$10,386

(1)
Excluded from the minimum rental commitments displayed above are $1.4 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2021 and thereafter.

(2)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital leases and financing obligations.”

(3)	In an effort to manage interest rate exposure, we periodically enter into interest rate swaps and interest rate caps. Interest payments presented are net of interest rate swaps or caps.

(4)	Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2015.

(5)
Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 30, 2016.

(6)	Includes service contract obligations, risk management liabilities, pension obligations, and other contractual commitments.

(7)
The above table does not reflect liabilities for uncertain tax positions of $30 million, which are included in other non-current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

(8)
The above table does not reflect the potential acquisition of Li & Fung’s 30% interest in Asia JV. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business beginning on April 30, 2017. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

Obligations under our operating leases and capital leases in the above table do not include real estate taxes, maintenance and insurance, or contingent rent. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2015, 2014 and 2013:

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Real estate taxes	$82	$82	$81
Maintenance and insurance	73	74	71
Contingent rent	12	10	10
Total	$167	$166	$162

Off-balance Sheet Arrangements
We have an off-balance sheet arrangement as a result of the March 25, 2013 UK Propco Facility Agreement between UK Propco and Debussy. Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. We purchased £13 million principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheets, classified as held-to-maturity and reported at amortized cost. The proceeds from the Debussy Notes were used to fund the loan under the UK Propco Facility Agreement.
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

Merchandise Inventories
We value our merchandise inventories at the lower of cost or net realizable value, as determined by the weighted average cost method. Cost of sales under the weighted average cost method represents the weighted average cost of the individual items sold. Cost of sales under the weighted average cost method is also affected by adjustments to reflect current market conditions, merchandise allowances from vendors, expected inventory shortages and estimated losses from obsolete and slow-moving inventory.
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
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Our reserve for merchandise inventories was $68 million and $54 million as of January 30, 2016 and January 31, 2015, respectively. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve, excluding the impact of our specific item reserves, would have impacted pre-tax earnings by $4 million for fiscal 2015.
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
In fiscal 2015, 2014 and 2013, we recorded $16 million, $13 million and $44 million, respectively, of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores, property sales, and a decrease in real estate market values.
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

In the fourth quarter of fiscal 2015, we performed a qualitative assessment for our Toys-China and Southeast Asia reporting unit and determined that it was more likely than not that the respective fair value substantially exceeded the carrying value and noted no goodwill impairment indicators. Upon completion of the qualitative assessment, it was determined that the goodwill associated with our Toys-China and Southeast Asia reporting unit of $64 million as of January 30, 2016, was not impaired. Refer to Note 1 to our Consolidated Financial Statements entitled, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
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
Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $100 million and $99 million as of January 30, 2016 and January 31, 2015, respectively. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by $10 million for the fiscal year ended January 30, 2016.

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
The market approach utilizes in part a comparison to publicly traded companies deemed to be in similar lines of business. Such companies were then analyzed to determine which were most comparable based on various factors, including industry similarity, financial risk, company size, geographic diversification, growth opportunities, similarity of reaction to macroeconomic factors, profitability, financial data availability and active trading volume. Nine companies were included as comparable companies in the market comparable approach. Alternate determinations of which publicly traded entities constituted comparable companies could result in a different indication of fair value.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Under the previous practice, the requirement was to separate deferred taxes into current and noncurrent amounts on the balance sheet. This ASU will align the presentation of deferred tax assets and liabilities with International Financial Reporting Standards (“IFRS”). ASU 2015-17 has no impact on the requirement to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. The Company has early adopted the amendments in ASU 2015-17 as of January 30, 2016 on a prospective basis and prior periods have not been restated. Other than the revised balance sheet presentation of deferred income tax assets and liabilities, the adoption of ASU 2015-17 did not have an impact on our Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-13 “Derivative and Hedging (Topic 815): Application of the Normal Purchase and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets” (“ASU 2015-13). Current GAAP does not contain specific guidance about whether the use of locational marginal pricing by an independent system operator results in net settlement of a contract for the purchase or sale of electricity on a forward basis that necessitates transmission through, or delivery to a location within, a nodal energy market. ASU 2015-13 specifies that entities would not be precluded from applying the normal purchase and normal sales exception to derivative accounting to forward contracts for the physical delivery of electricity in nodal energy markets that result in parties incurring locational margin pricing charges or credits. The new guidance in ASU 2015-13 states that the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The Company has adopted the amendments in ASU 2015-13, effective August 10, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The FASB defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Under previous guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as the replacement cost, net realizable value or net realizable value less a normal profit margin. An entity uses current replacement cost provided that it is not above net realizable value (i.e. the ceiling) or below net realizable value less an “approximately normal profit margin” (i.e. the floor). ASU 2015-11 eliminates this analysis for entities within the scope of the guidance. ASU 2015-11 applies to entities that recognize inventory within the scope of ASC 330, except for inventory measured under the LIFO method or the retail inventory method. The Company has early adopted the amendments in ASU 2015-11, effective May 3, 2015. The adoption did not have an impact on our Consolidated Financial Statements.

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
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in foreign currency exchange rates and market interest rates as of January 30, 2016.
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
We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. The majority of this exposure is economically hedged through the use of foreign currency forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2014 to fiscal 2015. As a result, a 10% change in foreign currency exchange rates against the USD would not have a material impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans that were outstanding as of January 30, 2016.

•
Our foreign subsidiaries make USD denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts to manage this exposure. As of January 30, 2016, we estimate that a 10% change in foreign currency exchange rates against the USD would impact our pre-tax earnings by $2 million with respect to our merchandise foreign exchange forward contracts. As of January 31, 2015, we did not have any outstanding foreign currency forward contracts.

•
Our Toys-Canada subsidiary borrowed a portion of the Tranche A-1 Loan denominated in USD, which is subject to foreign exchange re-measurement. As of January 30, 2016, we estimate that a 10% change in the Canadian Dollar against the USD would impact our pre-tax earnings by $11 million.

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
Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. For the fiscal years ended January 30, 2016 and January 31, 2015, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $5 million, respectively.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. Certain of our variable rate debt instruments include interest rate floors, which limit the impact of potential market interest rate declines. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. As of January 30, 2016, we had one interest rate contract which was designated for hedge accounting as a cash flow hedge. For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive loss and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings.
The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at January 30, 2016:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps	$—	$—
Variable rate debt	(15)	1
Total pre-tax income exposure to interest rate risk	$(15)	$1
The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 31, 2015, we estimated that a 1% hypothetical increase in interest rates could potentially have caused a $5 million decrease in our pre-tax earnings. A decrease in interest rates was estimated to have no significant impact on our pre-tax earnings. Refer to our Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheet of Toys “R” Us, Inc. and subsidiaries as of January 30, 2016, and the related consolidated statement of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for the year ended January 30, 2016. Our audit also included the financial statement schedule included in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toys “R” Us, Inc. and subsidiaries at January 30, 2016, and the consolidated results of their operations and their cash flows for the year ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toys “R” Us, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheet of Toys “R” Us, Inc. and subsidiaries (the "Company") as of January 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the two fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 31, 2015, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 26, 2015

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$11,802	$12,361	$12,543
Cost of sales	7,576	7,931	8,154
Gross margin	4,226	4,430	4,389
Selling, general and administrative expenses	3,593	3,915	4,010
Depreciation and amortization	343	377	388
Goodwill impairment	—	—	378
Other income, net	(88)	(53)	(37)
Total operating expenses	3,848	4,239	4,739
Operating earnings (loss)	378	191	(350)
Interest expense	(429)	(451)	(524)
Interest income	3	4	7
Loss before income taxes	(48)	(256)	(867)
Income tax expense	76	32	169
Net loss	(124)	(288)	(1,036)
Less: Net earnings attributable to noncontrolling interest	6	4	3
Net loss attributable to Toys “R” Us, Inc.	$(130)	$(292)	$(1,039)

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net loss	$(124)	$(288)	$(1,036)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(47)	(128)	(82)
Unrealized gain on hedged transactions	1	1	1
Unrecognized actuarial gains (losses)	20	(33)	—
Total other comprehensive loss, net of tax	(26)	(160)	(81)
Comprehensive loss, net of tax	(150)	(448)	(1,117)
Less: Comprehensive income attributable to noncontrolling interest	6	4	3
Comprehensive loss attributable to Toys “R” Us, Inc.	$(156)	$(452)	$(1,120)
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions - except share amounts)	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$680	$698
Accounts and other receivables	225	225
Merchandise inventories	2,270	2,064
Current deferred tax assets	—	45
Prepaid expenses and other current assets	113	122
Total current assets	3,288	3,154
Property and equipment, net	3,163	3,335
Goodwill	64	64
Deferred tax assets	96	133
Restricted cash	52	53
Other assets	305	376
Total Assets	$6,968	$7,115

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,699	$1,571
Accrued expenses and other current liabilities	994	1,032
Income taxes payable	32	20
Current portion of long-term debt	73	176
Total current liabilities	2,798	2,799
Long-term debt	4,670	4,612
Deferred tax liabilities	64	112
Deferred rent liabilities	345	347
Other non-current liabilities	245	255
Temporary Equity	111	85
Stockholders’ Deficit:
Common stock (par value $0.001 and $0.001; shares authorized 60,000,000 and 55,000,000; shares outstanding 49,347,672 and 49,195,396 at January 30, 2016 and January 31, 2015, respectively)	—	—
Treasury stock	—	(5)
Additional paid-in capital	67	68
Accumulated deficit	(1,062)	(914)
Accumulated other comprehensive loss	(270)	(244)
Total Stockholders’ Deficit	(1,265)	(1,095)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,968	$7,115
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Cash Flows from Operating Activities:
Net loss	$(124)	$(288)	$(1,036)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	343	377	388
Amortization and write-off of debt issuance costs and debt discount (1)	28	59	73
Net gains on sales of properties	(20)	(5)	(8)
Deferred income taxes	17	(1)	133
Non-cash portion of asset impairments and other charges	20	20	49
Goodwill impairment	—	—	378
Proceeds from settlement of derivatives	—	9	—
Unrealized losses (gains) on foreign exchange	10	15	(1)
Other	(1)	23	16
Changes in operating assets and liabilities:
Accounts and other receivables	(2)	(6)	(1)
Merchandise inventories	(256)	(16)	13
Prepaid expenses and other operating assets	18	14	21
Accounts payable, Accrued expenses and other liabilities	190	283	160
Income taxes payable, net	15	(8)	(41)
Net cash provided by operating activities	238	476	144
Cash Flows from Investing Activities:
Capital expenditures	(219)	(207)	(238)
Increase in restricted cash	(2)	(5)	(34)
Proceeds from sales of fixed assets	13	18	35
Acquisitions	(2)	(1)	—
Property insurance recovery	—	2	—
Purchases of debt securities	—	—	(20)
Proceeds from redemption of debt securities	—	—	52
Net cash used in investing activities	(210)	(193)	(205)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,451	2,866	3,159
Long-term debt repayments	(1,472)	(3,010)	(3,491)
Short-term debt borrowings, net	—	(12)	(2)
Capitalized debt issuance costs	(6)	(35)	(47)
Other	—	—	(7)
Net cash used in financing activities	(27)	(191)	(388)
Effect of exchange rate changes on Cash and cash equivalents	(19)	(38)	(25)
Cash and cash equivalents:
Net (decrease) increase during period	(18)	54	(474)
Cash and cash equivalents at beginning of period	698	644	1,118
Cash and cash equivalents at end of period	$680	$698	$644

Supplemental Disclosures of Cash Flow Information:
Interest paid	$393	$380	$458
Net income tax payments	$39	$43	$71
Non-Cash Operating Information:
Purchases of property and equipment included in Accounts payable, Accrued expenses and other current liabilities	$56	$42	$24

(1)	Fiscal 2013 includes $22 million of amortization and write-off of debt discount, which was previously presented within Other.

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(1,039)	—	(1,039)
Total other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Restricted stock forfeitures	—	(2)	2	—	—	—
Stock compensation expense	—	—	15	—	—	15
Repurchase of common stock	—	(38)	—	—	—	(38)
Issuance of common stock	—	35	(7)	—	—	28
Redemption value of redeemable shares to temporary equity	—	—	(8)	—	—	(8)
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys “R” Us, Inc.	—	$—	$—	$(292)	$—	$(292)
Total other comprehensive loss, net of tax	—	—	—	—	(160)	(160)
Issuance of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	15	—	—	15
Value of formerly redeemable shares from temporary equity	—	—	8	—	—	8
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	$—	$—	$(130)	$—	$(130)
Total other comprehensive loss, net of tax	—	—	—	—	(26)	(26)
Issuance of restricted stock	—	5	(5)	—	—	—
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)
Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our omnichannel offerings that leverage our brick-and-mortar stores and e-commerce. As of January 30, 2016, we operated 1,622 stores and licensed an additional 252 stores. These stores are located in 39 countries and jurisdictions around the world under the Toys “R” Us and Babies “R” Us banners. In addition, we operate smaller format Toys “R” Us Express stores (“Express stores”), some of which are open on a short-term basis during the holiday season. Our omnichannel experience incorporates our websites including Toysrus.com and Babiesrus.com, as well as other e-commerce sites in our international markets.
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer (“CEO”) in 1994, we operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading retail destination for children of all ages and their families.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2015	52	January 30, 2016
2014	52	January 31, 2015
2013	52	February 1, 2014
Basis of Presentation
The accompanying consolidated financial statements as of January 30, 2016 and January 31, 2015 and for each of the three year periods ended January 30, 2016, January 31, 2015 and February 1, 2014, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Under the previous practice, the requirement was to separate deferred taxes into current and noncurrent amounts on the balance sheet. The Company early adopted the amendments in ASU 2015-17 as of January 30, 2016 on a prospective basis and therefore updated the balance sheet presentation in the current year. The prior period has not been restated.
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
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 30, 2016 and January 31, 2015, we had restricted cash of $52 million and $53 million, respectively.
Accounts and Other Receivables
Accounts and other receivables consist primarily of receivables from vendors and consumer credit card and debit card transactions.
Merchandise Inventories
We value our merchandise inventories at the lower of cost or net realizable value, as determined by the weighted average cost method. Cost of sales represents the weighted average cost of the individual items sold and is affected by adjustments to reflect current market conditions, merchandise allowances from vendors, estimated inventory shortages and estimated losses from obsolete and slow-moving inventory.
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
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. As a result of certain leasehold improvements we have undertaken in our stores, we may be obligated to restore the retail space to its original configuration as per the terms of the lease. We recognize a liability for ARO, capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 30, 2016 and January 31, 2015, we had $67 million and $63 million, respectively, recorded for ARO.

Goodwill
At January 30, 2016 and January 31, 2015 our Toys-China and Southeast Asia reporting unit (included in our International segment) had $64 million of Goodwill, respectively. As a result of our fourth quarter fiscal 2013 goodwill impairment test, we recorded full impairments of the Toys-Domestic and Toys-Japan reporting unit’s goodwill balances of $361 million and $17 million, respectively, which were recorded in our Consolidated Statement of Operations for the fiscal year ended February 1, 2014. These impairment charges were a result of significant declines in the projected financial performance of the Toys-Domestic and Toys-Japan reporting units compared to the projections used in goodwill impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2013 decline in operating results, due in large part to the holiday selling season. In the fourth quarter of fiscal 2014, we performed a quantitative assessment for our Toys-China and Southeast Asia reporting unit and it was determined that the goodwill was not impaired. Refer to below and “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details regarding the fiscal 2015 annual impairment tests.
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
In the fourth quarter of fiscal 2015, we performed a qualitative assessment for our Toys-China and Southeast Asia reporting unit and determined that it was more likely than not that the respective fair value substantially exceeded the carrying value and noted no goodwill impairment indicators.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current Other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 30, 2016 and January 31, 2015 were $82 million and $139 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2015, 2014 and 2013 were $20 million, $48 million and $51 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings prior to maturity. During fiscal 2015, there was a reversal of $30 million of unamortized deferred debt issuance costs as a result of an amendment to the advisory agreement which waived any previously incurred transaction fees payable to our Sponsors in connection with prior refinancings. Refer to Note 16 within our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details.
Acquisition of Debt Securities
There were no acquisitions of debt securities during fiscal 2015 and fiscal 2014. During fiscal 2013, we acquired £13 million ($20 million at March 28, 2013) principal amount of the various classes of Debussy Notes. These debt securities are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property and business interruption, $5 million for general liability, $4 million for auto liability and a minimum of $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 30, 2016 and January 31, 2015, we had $100 million and $99 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 15 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. Our lease store locations consist of locations which have buildings that are owned by us and land which is controlled through a ground lease with third parties (“Ground Lease Locations”) and locations that are controlled through straight leases for land and building which we lease from third parties (“Straight Lease Locations”). We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 30, 2016 and January 31, 2015, accumulated depreciation related to capital leases for property and equipment was $25 million and $41 million, respectively.
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
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities in our Consolidated Balance Sheets totaled $354 million and $359 million at January 30, 2016 and January 31, 2015, respectively, of which $9 million and $12 million was included in Accrued expenses and other current liabilities for each period, respectively. Landlord incentives and abatements are recorded in Deferred rent liabilities and amortized over the term of the lease.
Financial Instruments
We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and resulting designation. We record the changes in fair value of derivative instruments, which do not qualify and therefore are not designated for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•
For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives is recorded in Accumulated other comprehensive loss and subsequently recorded in Interest expense in the Consolidated Statements of Operations at the time the hedged item affects earnings.

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

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 30, 2016 and January 31, 2015.
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
Other revenues of $45 million, $43 million and $56 million for fiscals 2015, 2014 and 2013, respectively, are included in Net sales. Other revenues consist of warranty income, licensing revenue and non-core product related revenue.
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing revenue was $17 million for fiscals 2015 and 2014, respectively, and $16 million for fiscal 2013.
Reserve for Sales Returns
We establish reserves for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balance of our reserve for sales returns was $9 million and $10 million at January 30, 2016 and January 31, 2015, respectively.
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
Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $326 million, $379 million and $433 million in fiscals 2015, 2014 and 2013, respectively.
Pre-Opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.
Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $37 million, $34 million and $31 million for fiscals 2015, 2014 and 2013, respectively.
Other Income, Net
Other income, net includes the following:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Credit card program income	$48	$36	$33
Gift card breakage income	30	27	24
Net gains on sales of properties	20	5	8
Foreign currency transactions	(14)	(19)	(1)
Impairment of long-lived assets	(16)	(13)	(44)
Other (1)	20	17	17
Total	$88	$53	$37

(1)	Includes advertising income from our websites, layaway income and other miscellaneous income and expense charges.
Credit Card Program
We operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender Synchrony Financial (formerly GE Retail Bank) to offer co-branded and private label credit cards to our customers. The credit lender provides financing for our customers to purchase merchandise at our stores for all cardholders and other businesses for co-branded cardholders. We received an up-front incentive payment in fiscal 2012 for entering into the seven year Agreement with Synchrony Financial, which was deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. We also receive profit sharing revenue based on a percentage of outstanding customer credit card indebtedness. Bounty fees, royalties and profit sharing revenue are recognized when earned and realizable. In fiscal 2015, we received $8 million in profit sharing revenue after reaching the contractual milestone. During fiscals 2015, 2014 and 2013, we recognized credit card program income of $48 million, $36 million and $33 million, respectively.
Gift Card Breakage
We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements. We recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We recognized $30 million, $27 million and $24 million of gift card breakage income in fiscals 2015, 2014 and 2013, respectively.
Net Gains on Sales of Properties
Net gains on sales of properties were $20 million, $5 million and $8 million for fiscals 2015, 2014 and 2013, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.” Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation, store closure and property sales. If the carrying value of a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.
During fiscals 2015, 2014 and 2013, we recorded total impairment losses of $16 million, $13 million and $44 million, respectively. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and property sales.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”
Foreign Currency Transactions
Unrealized and realized gains and losses resulting from foreign currency transactions related to operations are included in Other income, net. In fiscal 2015, we recorded foreign currency losses of $14 million, which included an unrealized loss on foreign exchange of $11 million related to the re-measurement of the tranche of loans in an aggregate principal amount of $280 million due fiscal 2019 (the “Tranche A-1 Loan”) attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”), an indirect wholly-owned subsidiary. In fiscal 2014, we recorded foreign currency losses of $19 million, which included an unrealized loss on foreign exchange of $15 million related to the Tranche A-1 Loan. For fiscal 2013, we recorded foreign exchange losses of $1 million. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding the Tranche A-1 Loan.
Foreign Currency Translation - Foreign Subsidiaries
The functional currencies of our foreign operating subsidiaries are as follows:

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
Assets and liabilities are translated into U.S. Dollar (“USD”) using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive loss within the Consolidated Statements of Stockholders’ (Deficit) Equity.
Foreign Currency Transactions - Short-Term Intercompany Loans
Foreign currency transactions related to short-term, cross-currency intercompany loans, which we economically hedge, amounted to gains of $5 million, $9 million and $1 million for fiscals 2015, 2014 and 2013, respectively. Such amounts were included in Interest expense. The related foreign currency forward derivative contracts are not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscal years 2015, 2014 and 2013, we recorded losses of $5 million, $9 million and $1 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

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
At January 30, 2016 and January 31, 2015, we reported unrecognized tax benefits in Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as either a reduction of Deferred tax assets related to tax loss carryforwards or a reduction of taxes receivable. For further information, refer to Note 10 entitled “INCOME TAXES.”
Temporary Equity
On October 31, 2011, in connection with the acquisition of a 70% ownership interest in Toys (Labuan) Holding Limited (“Asia JV”), the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. Refer to Note 17 entitled “ACQUISITIONS” for further details. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in Temporary Equity in our Consolidated Balance Sheets at its redemption value.
In addition, as a result of modifications made to our stock-based compensation plans during fiscal 2013, certain equity awards were redeemable for cash at the option of the holder and redemption was probable. As of January 31, 2015, all these awards had vested and redemption was no longer probable. Therefore, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) and ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the shares were initially recorded as Temporary Equity in fiscal 2013 in our Consolidated Balance Sheet at their redemption value and were subsequently reclassified to Additional paid-in capital in fiscal 2014. Refer to Note 7 entitled “STOCK-BASED COMPENSATION” for further details.

The reconciliation of the changes in Temporary Equity is as follows:

(In millions)
Balance, February 2, 2013	$49
Net earnings attributable to noncontrolling interest	3
Adjustment of noncontrolling interest to redemption value	18
Redemption value of redeemable shares	8
Balance, February 1, 2014	78
Net earnings attributable to noncontrolling interest	4
Adjustment of noncontrolling interest to redemption value	10
Value of formerly redeemable shares to equity	(8)
Capital contribution	1
Balance, January 31, 2015	85
Net earnings attributable to noncontrolling interest	6
Adjustment of noncontrolling interest to redemption value	18
Capital contribution	2
Balance, January 30, 2016	$111
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

NOTE 2 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 30, 2016 and January 31, 2015 is outlined in the table below:

(In millions)	January 30, 2016	January 31, 2015
Short-term borrowings
Asia JV uncommitted lines of credit	$—	$—
Long-term debt
Spanish real estate credit facility, due fiscal 2015 (EURIBOR+6.00%) (1)	—	34
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 (2)	—	—
10.375% senior notes, due fiscal 2017 (3)	448	448
8.500% senior secured notes, due fiscal 2017 (4)	722	721
French real estate credit facility, due fiscal 2018 (EURIBOR+4.50%)	50	53
Incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (5)	130	133
Second incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (5)	65	67
7.375% senior notes, due fiscal 2018 (3)	402	402
$1.85 billion secured revolving credit facility, expires fiscal 2019 (5)	80	—
Senior unsecured term loan facility, due fiscal 2019 (LIBOR+5.00%) (6)	923	965
Tranche A-1 loan facility, due fiscal 2019 (LIBOR+7.25%) (5)	273	272
Secured term B-4 loan facility, due fiscal 2020 (LIBOR+8.75%) (5)	1,002	1,010
UK real estate credit facility, due fiscal 2020 (6.85%)	375	396
European and Australian asset-based revolving credit facility, expires fiscal 2020 (7)	—	—
Toys-Japan 1.85%-2.18% loans, due fiscals 2016-2021 (8)	49	63
8.750% debentures, due fiscal 2021 (9)	22	22
Finance obligations associated with capital projects	183	189
Capital lease and other obligations	19	13
	4,743	4,788
Less: current portion	73	176
Total Long-term debt (10)	$4,670	$4,612

(1)	On January 29, 2016, Toys “R” Us Iberia Real Estate S.L.U., using cash on hand, paid the €24 million final installment of its senior secured term loan facility (the “Spain Propco Facility Agreement.”)

(2)
On June 30, 2015, Toys “R” Us - Japan, Ltd. (“Toys-Japan”) entered into an agreement to refinance its committed line of credit (“Tranche 1” due fiscal 2015) into Tranche 1A due fiscal 2017 (“Tranche 1A”) and Tranche 1B due fiscal 2016 (“Trance 1B”).

(3)
Represents obligations of Toys “R” Us, Inc. (the “Parent Company”) legal entity. For further details on Parent Company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(4)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(5)	Represents obligations of Toys “R” Us - Delaware, Inc. (“Toys-Delaware”).

(6)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(7)
On December 18, 2015, certain of our foreign subsidiaries amended and restated the European and Australian asset-based revolving credit facility (the “European ABL Facility”) to extend the maturity date of the facility and amend certain other provisions.

(8)	On January 29, 2016, Toys-Japan entered into an additional bank loan with an aggregate principal amount of ¥4.1 billion.

(9)	Represents obligations of the Parent Company and Toys-Delaware.

(10)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of January 30, 2016, we had total indebtedness of $4.7 billion, of which $2.7 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants that, among other things restrict our ability to:

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
The amount of total net assets that were subject to such restrictions was $448 million as of January 30, 2016. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of January 30, 2016, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our European ABL Facility through December 2020 and our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
The annual maturities of our Long-term debt, including current portion, at January 30, 2016 are as follows:

(In millions)	Annual Maturities
2016	$73
2017	1,215
2018	659
2019	1,280
2020	1,363
2021 and subsequent	183
Total	$4,773
Asia JV uncommitted lines of credit, due on demand ($0 million at January 30, 2016)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$221 million ($28 million at January 30, 2016). As of January 30, 2016, we had no borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million.
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 ($0 million at January 30, 2016)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (Tranche 1A, Tranche 1B and “Tranche 2” due fiscal 2016).
On June 30, 2015, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 was refinanced into Tranche 1A and Tranche 1B. Tranche 1A is available in amounts of up to ¥9.45 billion ($78 million at January 30, 2016), expires on June 30, 2017 and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. As of January 30, 2016 we had no outstanding borrowings under Tranche 1A, with $78 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($17 million at January 30, 2016), expires on June 30, 2016 and bears an interest rate of TIBOR plus 0.80% per annum. As of January 30, 2016 we had no outstanding borrowings under Tranche 1B, with $17 million of remaining availability. In addition, a commitment fee accrues on any unused portion of Tranche 1A and Tranche 1B at a rate of 0.250% per annum. We paid fees of $2 million to refinance Tranche 1, of which $1 million is capitalized as deferred debt issuance costs and amortized over the term of the agreement.
Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at January 30, 2016), expires on June 30, 2016 and bears an interest rate of TIBOR plus 0.80% per annum. As of January 30, 2016, we had no outstanding borrowings under Tranche 2, with $29 million of remaining availability. Additionally, on June 30, 2015, Toys-Japan amended an uncommitted line of credit reducing its total availability from ¥1.5 billion to ¥1.0 billion ($8 million at January 30, 2016), which renews August 1 of each year unless otherwise canceled. The uncommitted line of credit continues to bear an interest rate of TIBOR plus 0.50%. As of January 30, 2016 we had no outstanding borrowings under the uncommitted line of credit.
These agreements contain covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms, including provisions that require Toys-Japan to not incur two consecutive years of ordinary loss in accordance with accounting principles generally accepted in Japan (“JGAAP”), as defined in the credit agreements. The agreements also restrict Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Toys-Japan has an additional uncommitted line of credit with total availability of ¥0.5 billion ($4 million at January 30, 2016). As of January 30, 2016, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($80 million at January 30, 2016)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for the ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2018 are not repaid 30 days prior to maturity. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage). A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
At January 30, 2016, under our ABL Facility, we had $80 million of outstanding borrowings, a total of $99 million of outstanding letters of credit and excess availability of $1,009 million. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $884 million in excess of the covenant at January 30, 2016. Deferred debt issuance costs for this credit facility were $19 million and $38 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility and the Intercreditor Agreement (as defined below) in connection with the issuance of the $1,026 million due fiscal 2020 (“Secured Term B-4 Loan”) and $280 million due fiscal 2019 (“Tranche A-1 Loan”). Refer to the Tranche A-1 loan facility below for further details on the amendment to the credit agreement for the ABL Facility. The Intercreditor amendment amended the Amended and Restated Intercreditor Agreement, dated as of August 24, 2010 (the “Intercreditor Agreement”), to provide for, among other things, modifications to the priority among the lenders under the Secured Term B-4 Loan and the Tranche A-1 Loan with respect to the Canadian Pledge Collateral (as defined in the Intercreditor Agreement).

European and Australian asset-based revolving credit facility, expires fiscal 2020 ($0 million at January 30, 2016)
On December 18, 2015, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The European ABL Facility, as amended, provides for a five-year £138 million ($197 million at January 30, 2016) asset-based senior secured revolving credit facility which will expire on December 18, 2020. Loans under the European ABL Facility as amended bear interest at a rate of LIBOR or Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.50% through the first fiscal quarter of 2016 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amended and restated credit agreement, we incurred transaction fees of $4 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Consolidated Balance Sheet. Prior to the amendment, unamortized debt issuance costs were less than $1 million and the remaining amount will be amortized over the term of the amended and restated credit agreement.
At January 30, 2016, under our European ABL Facility, we had no outstanding borrowings, with $81 million of remaining availability under the European ABL Facility. Deferred debt issuance costs for this credit facility were $4 million and $2 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Borrowings under the European ABL Facility are subject to, among other things, the terms of a borrowing base derived from the value of eligible inventory and/or eligible credit card receivables of certain of our foreign subsidiaries organized in Australia, England, Wales and France. The terms of the European ABL Facility include a customary cash dominion trigger requiring the cash of certain of our foreign subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL Facility also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the agreement governing the European ABL Facility) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL Facility are guaranteed by TRU Europe Limited, TRU Iberia Holdings 1, S.L.U., TRU Australia Holdings, LLC (collectively, the “Parent Guarantors”) and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of the Parent Guarantors and the UK, Wales and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL Facility contains covenants that, among other things, restrict the ability of the Parent Guarantors and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations.
10.375% senior notes, due fiscal 2017 ($448 million at January 30, 2016)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes, which will mature on August 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a discount of $4 million, which resulted in proceeds of $446 million. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries. Investment funds or accounts advised by or affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, “KKR”) owned an aggregate of $9 million of the 2017 Notes as of January 31, 2015. Deferred debt issuance costs for these notes were $5 million and $8 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the 2017 Notes contain covenants that, among other things, restrict the ability of the Parent Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments, create liens, sell assets, incur restrictions on the ability of a subsidiary to pay dividends or make other payments, enter into certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions and will not be applicable to any of our subsidiaries that are designated as “unrestricted subsidiaries.” As of January 30, 2016, TRU Asia, LLC, our majority owned subsidiary operating in Asia (other than Japan), is an unrestricted subsidiary.
Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of January 30, 2016, the 2017 Notes were not “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default upon which the 2017 Notes may be due and payable immediately.
The 2017 Notes are redeemable, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control, we will be required to make an offer to repurchase all of the 2017 Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Interest on the 2017 Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year.
8.500% senior secured notes, due fiscal 2017 ($722 million at January 30, 2016)
On November 20, 2009, TRU Propco II, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes, which will mature on December 1, 2017 (the “Propco II Notes”). TRU Propco II owns fee and ground leasehold interests in properties in various retail markets throughout the United States. Under an operating company/property company structure, TRU Propco II leases these properties on a triple-net basis to Toys-Delaware. Substantially all of TRU Propco II’s revenues and cash flows are derived from payments from Toys-Delaware under the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). The rent under the TRU Propco II Master Lease will increase by 10% every five years during its 20-year term. The Propco II Notes were issued at a discount of $10 million which resulted in proceeds of $715 million. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by the Parent Company or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the TRU Propco II Master Lease. Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. Deferred debt issuance costs for these notes were $7 million and $10 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
€47 million French real estate credit facility, due fiscal 2018 ($50 million at January 30, 2016)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million. TRU France Real Estate owns freehold and leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of amended lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015, respectively. Deferred debt issuance costs for this credit facility were $1 million and $2 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
7.375% senior notes, due fiscal 2018 ($402 million at January 30, 2016)
On September 22, 2003, the Parent Company issued $400 million in notes bearing interest at a coupon rate of 7.375%, which will mature on October 15, 2018. The notes were issued at a discount of $2 million which resulted in proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. Deferred debt issuance costs for these notes were $1 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Senior unsecured term loan facility, due fiscal 2019 ($923 million at January 30, 2016)
On August 21, 2013, TRU Propco I entered into the Propco I Term Loan Facility for an aggregate principal amount of $985 million. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017 (the “Propco I Notes”), plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility. As a result of the repayment of the Propco I Notes, we expensed $77 million composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs during fiscal 2013. KKR owned an aggregate of $16 million and $17 million of the Propco I Term Loan Facility as of January 30, 2016 and January 31, 2015, respectively. Deferred debt issuance costs for this loan were $12 million and $23 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ending January 31, 2015, subject to the right of the lenders to decline such prepayment (the “Declined Proceeds”). As a result, TRU Propco I made a prepayment of $25 million on May 11, 2015. Additionally, the Propco I Term Loan Facility requires TRU Propco I to prepay outstanding term loans at specified times, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount generally equal to 65% of the appraised value (as defined in the Propco I Term Loan Facility) of the real property disposed of in such sale. As a result, on August 28, 2015, TRU Propco I made a prepayment of $16 million. As of January 30, 2016, an aggregate amount of $38 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2016. Propco I may optionally prepay the outstanding principal balance of the loan at any time.
The Propco I Term Loan Facility contains certain covenants, including, among other things, covenants that, subject to certain exceptions, restrict the ability of TRU Propco I and its subsidiaries to incur certain additional indebtedness, make distributions, create or permit liens on assets, sell or otherwise dispose of assets, or engage in mergers or consolidations. The exceptions include the right of TRU Propco I to make distributions from 75% of excess cash flow plus certain other amounts, including Declined Proceeds, subject to the satisfaction of certain conditions, including satisfaction of a fixed charge ratio (as defined in the Propco I Term Loan Facility) of at least 2.0 to 1.0 for 50% of such distributions. If an event of default under the Propco I Term Loan Facility shall occur and be continuing, the principal amount of loans outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.
Tranche A-1 loan facility, due fiscal 2019 ($273 million at January 30, 2016)
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility to provide for, among other things, the Tranche A-1 Loan in an aggregate principal amount of $280 million. Toys-Canada borrowed $125 million principal amount of the Tranche A-1 Loan, which is subject to foreign exchange re-measurement. The Tranche A-1 Loan was issued at a discount of $8 million, which resulted in the receipt of gross proceeds of $272 million. Deferred debt issuance costs for this loan were $2 million and $7 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheet.

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
Secured Term Loan Credit Agreement
Incremental secured term loan, due fiscal 2018 ($130 million at January 30, 2016)
Second incremental secured term loan, due fiscal 2018 ($65 million at January 30, 2016)
Secured term B-4 loan facility, due fiscal 2020 ($1,002 million at January 30, 2016)
On October 24, 2014, Toys-Delaware amended the credit agreement for our secured term loan facilities (“Secured Term Loan Credit Agreement”) to provide for, among other things, the Secured Term B-4 Loan tranche in an aggregate principal amount of $1,026 million. The Secured Term B-4 Loan was issued at a discount of $19 million.  KKR owned an aggregate of $2 million and $96 million of the Secured Term B-4 Loan as of January 30, 2016 and January 31, 2015, respectively. Deferred debt issuance costs for this loan were $16 million and $26 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the 7.375% senior secured notes due fiscal 2018 (“Toys-Delaware Secured Notes”) at a redemption price of 101.844% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  As a result of the refinancing, we expensed $35 million, composed of the write-off of unamortized deferred debt issuance costs and original issue discount related to the extinguishment of the Secured term loan facility, and a portion of the Incremental secured term loan facility and the Second incremental secured term loan facility and the Toys-Delaware Secured Notes, as well as a redemption premium of $6 million on the Toys-Delaware Secured Notes.
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
The Secured Term B-4 Loan is required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. As such, $10 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2016. Voluntary prepayments and certain mandatory prepayments of the Secured Term B-4 Loan will be subject to a prepayment premium of (i) prior to the one and one-half year anniversary of the refinancing closing date, a “make-whole” price as set forth in the Secured Term Loan Credit Agreement, (ii) after the one and one-half year anniversary of the refinancing closing date, but prior to the two and one-half year anniversary of the refinancing closing date, 2.00% of the principal amount prepaid and (iii) after the two and one-half year anniversary of the refinancing closing date, but prior to the three and one-half year anniversary of the refinancing closing date, 1.00% of the principal amount prepaid.
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
KKR owned an aggregate of $12 million of the Incremental Secured Term Loan as of January 30, 2016 and January 31, 2015, respectively. Deferred debt issuance costs for this loan were $1 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Pursuant to the terms of the Joinder Agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the Incremental Secured Term Loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2016. Toys-Delaware may optionally prepay the outstanding principal balance of the Incremental Secured Term Loan at any time.
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
KKR owned an aggregate of $2 million of the Second Incremental Secured Term Loan as of January 30, 2016 and January 31, 2015, respectively. Deferred debt issuance costs for this loan was $1 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2 million per year) of the original principal amount of the Second Incremental Secured Term Loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2016. Toys-Delaware may optionally prepay the outstanding principal balance of the Second Incremental Secured Term Loan at any time.
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
The Secured Term Loan Credit Agreement contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement. The October 24, 2014 amendment to the agreement waived the excess cash flow provision that would have applied to fiscal 2014 and no repayment was therefore required during fiscal 2015. We do not believe we will need to make a payment for fiscal 2015 excess cash flows in fiscal 2016. Further, the loans under the Secured Term Loan Credit Agreement are guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, Toys-Delaware’s wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries.
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
£263 million UK real estate credit facility, due fiscal 2020 ($375 million at January 30, 2016)
On March 25, 2013, UK Propco entered into the UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million. UK Propco owns freehold and leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco’s revenues and cash flows are derived from payments from UK Opco under a series of amended lease agreements. The UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts, which are classified as Restricted cash on the Consolidated Balance Sheets, and the stock of UK Propco. The UK Propco Loan bears interest on a weighted average basis of 6.85% per annum plus mandatory costs and matures on July 7, 2020.
The UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with a rent to interest coverage ratio applicable to UK Propco, under the UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of the Debussy Notes to third party investors and the Company. On July 24, 2013, Debussy completed the securitization of the UK Propco Loan, the notes of which are now publicly traded on the Irish Stock Exchange. In connection with the securitization, UK Propco entered into an amendment and restatement agreement relating to the UK Propco Facility Agreement.  The Company owns and holds £13 million ($19 million and $20 million as of January 30, 2016 and January 31, 2015, respectively) principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity and reported at amortized cost. The fair value of the Company’s investment in these notes at January 30, 2016 and January 31, 2015 was $19 million and $20 million, respectively. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Deferred debt issuance costs for this credit facility were $11 million and $16 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Toys-Japan bank loans (1.85% to 2.18%), due fiscals 2016-2021 ($49 million at January 30, 2016)
Toys-Japan had four bank loans with various financial institutions totaling $49 million at January 30, 2016. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution for ¥1.0 billion. The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Toys-Japan is required to make semi-annual principal payments of ¥115 million ($1 million at January 30, 2016). As of January 30, 2016, the outstanding balance of this loan was ¥80 million or $1 million. On October 31, 2014, Toys-Japan entered into a bank loan with a financial institution for ¥0.5 billion. The loan will mature on October 25, 2019 and bears an interest rate of 1.85% per annum. Toys-Japan is required to make semi-annual principal payments of ¥50 million (less than $1 million at January 30, 2016). As of January 30, 2016, the outstanding balance of this loan was ¥0.4 billion or $3 million. On January 29, 2016, Toys-Japan entered into a bank loan with a syndicate of financial institutions for ¥4.1 billion. The loan will mature on January 29, 2021 and bears an interest rate of TIBOR plus 1% per annum. Toys-Japan is required to make semi-annual principal payments of ¥410 million ($3 million at January 30, 2016). As of January 30, 2016 the outstanding balance of this loan was ¥4.1 billion or $34 million. On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion. The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at January 30, 2016). As of January 30, 2016, the outstanding balance of this loan was ¥1.4 billion or $11 million. For these loans, the semi-annual principal payments due within one year totaling $7 million are classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2016. Deferred debt issuance costs for these loans were $1 million and less than $1 million as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets. In addition, during fiscal 2015, one of the previously outstanding loans matured, and contemporaneous with the maturity, the associated interest rate swap expired.
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
8.750% debentures, due fiscal 2021 ($22 million at January 30, 2016)
On August 29, 1991, the Parent Company issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the indenture, eliminating all of the restrictive covenants and certain events of default in the indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million or 89% of the outstanding Debentures in the Tender Offer using borrowings under an unsecured credit facility to purchase the tendered Debentures. Deferred debt issuance costs for these Debentures were nominal as of January 30, 2016 and January 31, 2015, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of January 30, 2016, we had one interest rate cap which is designated as a cash flow hedge in accordance with ASC 815.
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2015, 2014 and 2013, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of less than $1 million in fiscal 2016 to Interest expense from Accumulated other comprehensive loss.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. During fiscal 2015, we held no interest rate contracts which were designated for fair value hedging. During fiscal 2014, the $350 million notional amount interest rate swap that we designated as a fair value hedge failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting. Accordingly, subsequent changes in the fair value of the derivative were recorded in Interest expense. In conjunction with the de-designation of the fair value hedge, we no longer adjusted the hedged debt for changes in fair value attributable to changes in the benchmark interest rate. We were amortizing to maturity the residual basis adjustment to the hedged debt from the application of hedge accounting to Interest expense. In fiscal 2014, we extinguished the previously hedged debt and recognized a $4 million gain in Interest expense. On November 26, 2014, we terminated the associated $350 million notional amount interest rate swap which was originally scheduled to expire in September 2016. As a result, we received cash proceeds of $10 million, which included $1 million of accrued interest receivable. We recorded net gains of less than $1 million in earnings related to ineffectiveness for fiscal 2013.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. As of January 30, 2016 and January 31, 2015, there were no interest rate derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 30, 2016 and January 31, 2015, we were not required to post collateral for any of these derivatives.
The following table presents our outstanding interest rate contracts as of January 30, 2016 and January 31, 2015:

			January 30, 2016	January 31, 2015
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Swaps
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (1)	January 2011	January 2016	$—	$42
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	—	500
1 Month USD LIBOR Interest Rate Cap	January 2011	April 2015	—	500
1 Month USD LIBOR Interest Rate Cap (2)	January 2012	April 2015	—	500
1 Month USD LIBOR Interest Rate Cap	January 2012	April 2015	—	500
3 Month EURIBOR Interest Rate Cap (1)	January 2013	January 2016	—	34
3 Month EURIBOR Interest Rate Cap (1)	February 2013	February 2018	50	53
1 Month USD LIBOR Interest Rate Cap	January 2014	April 2015	—	311

(1)	These derivatives were designated for hedge accounting.

(2)	The Company de-designated a portion of this interest rate cap in fiscal 2010. Prior to its April 2015 maturity, 40% of the $500 million interest rate cap was designated as a cash flow hedge.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. As of January 30, 2016, there were no foreign exchange derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 31, 2015, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million. We were not required to post collateral for any of these derivative contracts.
The following table presents our outstanding foreign exchange contracts as of January 30, 2016 and January 31, 2015:

			January 30, 2016	January 31, 2015
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$128	$98
Merchandise purchases	Varies	Varies	18	—

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(1)	$(2)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	1	1	1
Ending balance	$1	$—	$(1)
The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(5)	$(9)	$(1)
Loss on the change in fair value - Interest Rate Contracts	—	(2)	—
Gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	9	9	2
	4	(2)	1
Derivatives designated as cash flow hedges:
Amortization of hedged caps	(1)	(2)	(1)
	(1)	(2)	(1)
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	—	—	(1)
Loss on the change in fair value - Interest Rate Contract	—	(2)	(5)
Gain recognized in Interest expense on hedged item	—	2	5
	—	—	(1)
Total Interest expense	$3	$(4)	$(1)

(1)
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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015:

	January 30, 2016		January 31, 2015
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$—	$—	$734	$—
Other assets	50	—	53	—
Accrued expenses and other current liabilities	—	—	42	—
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	—	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	53	1	8	—
Accrued expenses and other current liabilities	93	—	90	(2)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	53	1	2,353	—
Other assets	50	—	53	—
Total derivative assets (1)	103	1	2,406	—

Accrued expenses and other current liabilities	93	—	132	(2)
Total derivative liabilities (1)	$93	$—	$132	$(2)

(1)	Refer to Note 4 entitled “FAIR VALUE MEASUREMENTS” for the classification of our derivative instruments within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. There was no aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets as of January 30, 2016. The aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets was nominal as of January 31, 2015. The aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities was nominal as of January 30, 2016 and January 31, 2015, respectively. As of January 30, 2016 and January 31, 2015, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.
Fiscal 2015

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1
Fiscal 2014

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$2	$—	$2
For the fiscal years ended January 30, 2016 and January 31, 2015, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment of long-lived assets is included in Other income, net on our Consolidated Statements of Operations.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the fiscal years ended January 30, 2016 and January 31, 2015. The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the fiscal years ended January 30, 2016 and January 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at January 30, 2016 and January 31, 2015. As of January 30, 2016 and January 31, 2015, we did not have any long-lived assets classified as Level 1 or Level 2 within the fair value hierarchy, respectively.
Fiscal 2015

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$11	$4	$7
Long-lived assets held for sale	25	16	9
Total	$36	$20	$16
Fiscal 2014

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$20	$7	$13
Total	$20	$7	$13

(1)	Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the fiscal years ended January 30, 2016 and January 31, 2015. The table below presents the carrying values and fair values of our Long-term debt including current portion as of January 30, 2016 and January 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 30, 2016	$4,743	$4,107	$1,309	$2,037	$761
January 31, 2015	4,788	4,416	1,346	2,315	755

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

NOTE 5 — PROPERTY AND EQUIPMENT
The following detail of property and equipment includes estimated useful lives which are generally used to depreciate the assets on a straight-line basis:

($ In millions)	Useful life (in years)	January 30, 2016	January 31, 2015
Land		$676	$695
Buildings	45-50	1,932	1,967
Furniture and equipment	3-20	1,472	1,639
Property and leasehold improvements	5-25	2,493	2,500
Costs of computer software	5	224	210
Construction in progress		71	32
Leased equipment under capital lease	3-5	32	51
		6,900	7,094
Less: accumulated depreciation and amortization		3,721	3,759
		3,179	3,335
Less: net assets held for sale		16	—
Total		$3,163	$3,335
Assets held for sale
Assets held for sale represent assets owned by us that we have committed to sell. In fiscal 2015, we entered into a contract to sell surplus real estate property. The sale is contingent upon the buyer obtaining municipal approval to re-zone the property and may extend the period required to complete the sale beyond one year. As a result, the asset has been classified as non-current and included in Other assets on our Consolidated Balance Sheet. As of January 31, 2015, there were no assets held for sale. The following assets were classified as held for sale as of January 30, 2016:

(In millions)	January 30, 2016
Land	$25
Less: accumulated impairment	9
Net assets held for sale	$16
Net gains on sales of properties
During fiscals 2015, 2014 and 2013, we sold certain properties and assets for cash proceeds of $13 million, $18 million and $35 million, respectively, resulting in net gains of $20 million, $5 million and $8 million, respectively, which were recorded in Other income, net on our Consolidated Statements of Operations.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our Accounts payable, Accrued expenses and other current liabilities as of January 30, 2016 and January 31, 2015 is outlined in the table below:

(In millions)	January 30, 2016	January 31, 2015
Merchandise accounts payable (1)	$1,488	$1,373
Non-merchandise accounts payable (2)	211	198
Accounts payable	$1,699	$1,571
Gift card and certificate liability	$222	$205
Accrued bonus	109	110
Sales and use tax and value added tax payable	87	84
Accrued interest	63	55
Accrued property taxes	48	52
Accrued payroll	41	42
Accrued vacation	29	44
Accrued sponsor transaction fees (3)	—	47
Other (4)	395	393
Accrued expenses and other current liabilities	$994	$1,032

(1)	Includes $44 million and $36 million of book overdraft cash as of January 30, 2016 and January 31, 2015, respectively.

(2)	Includes $90 million and $84 million of book overdraft cash as of January 30, 2016 and January 31, 2015, respectively.

(3)
January 31, 2015 includes fees payable to the Sponsors as a result of certain financing transactions. In December 2015, the Company’s Advisory Agreement was amended to waive all Transaction Fees including any prior accrued and unpaid transaction fees. Refer to Note 16 entitled “RELATED PARTY TRANSACTIONS” for further details.

(4)	Includes, among other items, employee benefits, accrued lease liabilities and other accruals. No individual amount included exceeds 5% of Total current liabilities.

NOTE 7 — STOCK-BASED COMPENSATION
2010 Incentive Plan
In fiscal 2010, we adopted the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued is 3,750,000 and the maximum number of such shares of common stock for which incentive stock options may be granted is 500,000. The 2010 Incentive Plan was amended in order to eliminate the prohibition on repricing stock options and stock appreciation rights without the prior approval of the stockholders of the Company. In connection with Amendment No. 2, the number of shares available for issuance under the 2010 Incentive Plan were increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of stock awards.
On May 31, 2015, the Board of Directors adopted amendments to the 2010 Incentive Plan and Amended and Restated Certificate of Incorporation, which were adopted by the stockholders of the Company on June 1, 2015. Amendment No. 3 to the 2010 Incentive Plan increased the number of shares available thereunder by 3,000,000 shares and Amendment No. 1 to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of Common Stock by 5,000,000 shares.
All outstanding options issued under the 2010 Incentive Plan are scheduled to expire on dates ranging from August 6, 2017 to October 16, 2025. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.
Subsequent Event
On March 9, 2016, the Board of Directors of the Company adopted amendments to the 2010 Incentive Plan and the Amended and Restated Certificate of Incorporation, as amended, which were adopted by the stockholders of the Company on March 22,

2016. The amendment to the Company’s 2010 Incentive Plan increased the number of shares of the Company’s common stock available thereunder by 1,000,000 shares and the amendment to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of the Company’s common stock by 5,000,000 shares.
Stock options
In fiscals 2015, 2014 and 2013, we granted options under the 2010 Incentive Plan. The options were granted at an exercise price equal to grant date fair market value. Options granted in fiscal 2015, except for those granted to David A. Brandon, Chairman of the Board and Chief Executive Officer, and those granted under the Award Exchange described below, generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years. Options granted in fiscal 2014, except for the options granted under the 2014 Option Exchange described below, generally follow a graded vesting schedule of four equal annual installments commencing on the first anniversary of the awards. Options granted in fiscal 2013, generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years. These awards are subject to the participants continued employment with us and will vest automatically upon change of control of the Company.
Additionally, certain options issued in fiscals 2015 and 2014 will be subject to performance and time vesting and will only be deemed fully vested when they have both time vested and performance vested. Options generally expire ten years from the date of the grant, however, the options issued in connection with the 2014 Option Exchange will expire the later of five years after the final vesting date of the New Options or the original expiration date of the respective Old Options.
Restricted Stock
Additionally, in connection with the services they provide as the Company’s Board of Directors, certain members of our Board of Directors were granted restricted stock units in fiscals 2015 and 2014, which were valued at a fair market value on the grant date of $8.00 per share. These restricted stock units granted to certain members of our Board of Directors cliff vest 100% on the first anniversary of the grant date.
In fiscal 2013, concurrent with the grant of options, additional awards were granted under the 2010 Incentive Plan consisting of service-based restricted stock units, which were valued at a fair market value on the date of grant of $30.00 per share. The restricted stock units issued in fiscal 2013 for certain officers follow the same graded vesting schedule as the options granted in the same year, while the restricted stock units for other officers cliff vested 100% on the second anniversary of the award, subject to the participant’s continued employment with the Company, and were scheduled to vest automatically upon a change in control of the Company.
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
Certain of the awards have provided holders with rights to put shares to the Company in certain circumstances. The Company currently has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future, and therefore, the put right for these awards has effectively been eliminated. In fiscal 2014, in accordance with ASC 718 and ASC 480, the shares were reclassified from temporary equity to permanent equity as redemption of these equity awards was no longer considered probable or redeemable at the option of the holder.
Award Exchanges
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

In September 2014, certain participants were offered an opportunity to exchange their outstanding stock options that were granted prior to fiscal 2014 (“2014 Old Options”) under the Toys “R” Us, Inc. 2005 Management Equity Plan or the 2010 Incentive Plan for new stock options granted under the 2010 Incentive Plan (“2014 New Options”) on a one-for-one basis (the “2014 Option Exchange”). On October 10, 2014, the Company closed its offer with a total of 1,566,307 2014 Old Options canceled and an equal amount of 2014 New Options issued under the 2010 Incentive Plan. The 2014 New Options have an exercise price of $8.00 and vest as follows: (i) 2014 New Options granted in exchange for 2014 Old Options originally granted during the period commencing on January 1, 2005 and ending on December 31, 2012 vest 50% on the award exchange date and 25% on each of the first and second anniversaries of the award exchange date and (ii) 2014 New Options granted in exchange for 2014 Old Options originally granted in fiscal 2013 vest in equal annual installments over the subsequent four years from the award exchange date. We accounted for the modification in accordance with ASC 718. Management concluded that the modification resulted in incremental compensation costs of less than $1 million and $2 million in fiscals 2015 and 2014, respectively, which were recorded in SG&A.
In June 2015, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange their unvested outstanding restricted stock units granted May 24, 2013 (“RSUs”) for a grant of two new stock options (“2015 New Options”) for every one RSU canceled. The 2015 New Options have an exercise price of $8.00. On July 31, 2015, the Company closed its offer with a total of 64,381 RSUs canceled and a total of 128,762 2015 New Options issued under the 2010 Incentive Plan. The 2015 New Options have a grant date of August 3, 2015 and vest 50% on each of May 24, 2016 and May 24, 2017, subject to the participant’s continued employment with the Company, and will vest automatically upon change of control of the Company. These options expire ten years from the date of grant, subject to the earlier expiration in accordance with the 2015 New Option award agreement. We accounted for the modification in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Management has concluded that the modification had no impact on compensation costs.
2015 One-time awards
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
Valuation Assumptions
The fair value of each option award modified or granted under the 2010 Incentive Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted-average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the median time until exercise and is based on contractual terms of the awards, expectations of employee exercise behavior and expectations of liquidity for the underlying shares. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted-average assumptions used:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Volatility	45.0%	45.0%	40.0%-45.0%
Risk-free interest rate	2.0% - 2.4%	1.4%-2.4%	2.0%-2.7%
Expected term	4.0 years	4.0-5.5 years	3.8-5.2 years
Dividend Yield	—	—	—
Weighted-average grant-date fair value per option:	$3.05	$2.55	$9.67
For fiscals 2015, 2014 and 2013, the range of assumptions presented includes the assumptions used for the modified option awards as well as the grants issued under the 2010 Incentive Plan.

Options
A summary of option activity under the 2010 Incentive Plan and Management Equity Plan during fiscals 2015, 2014 and 2013 is presented below:

	Fiscal Years Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
Outstanding at beginning of fiscal year	3,922,371	$8.23	2,661,025	$29.40	3,483,283	$36.02
Granted	3,245,012	8.00	3,901,217	8.00	1,587,057	25.25
Exercised	—	—	—	—	(1,057,773)	26.37
Forfeited/Canceled	(1,127,521)	8.00	(2,639,871)	29.23	(1,351,542)	43.97
Outstanding at end of fiscal year	6,039,862	$8.15	3,922,371	$8.23	2,661,025	$29.40

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options vested or expected to vest at January 30, 2016	6,014,672	$8.00	8.5	$—
Options exercisable at January 30, 2016	—	$—	—	$—
There were no options exercised in fiscals 2015 and 2014. The aggregate intrinsic value of options exercised, which includes options exercised on a net settlement basis, was $4 million in fiscal 2013. The total fair value of options vested was $2 million, $2 million and $19 million in fiscals 2015, 2014 and 2013, respectively. We received no proceeds from the exercise of options in fiscals 2015, 2014 and 2013. We did not cash settle share-based liability awards in fiscals 2015 and 2014. We paid $2 million in fiscal 2013 to cash settle share-based liability awards. We paid less than $1 million and $8 million in fiscals 2015 and 2013, respectively, to repurchase shares. We did not repurchase shares in fiscal 2014.
As of January 30, 2016, there was $10 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Shares and Units
A summary of outstanding restricted stock unit activity under the 2010 Incentive Plan during fiscals 2015, 2014 and 2013 is presented below:

	Fiscal Years Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	290,000	$14.01	945,878	$29.05	215,849	$46.04
Granted	50,000	8.00	50,000	8.00	791,165	25.40
Units converted	(185,453)	26.29	(156,079)	45.20	(20,694)	51.93
Forfeited/Canceled	(142,047)	11.32	(549,799)	30.49	(40,442)	36.66
Outstanding units at end of fiscal year	12,500	$8.00	290,000	$14.01	945,878	$29.05
As of January 30, 2016, there was less than $1 million of total unrecognized compensation cost related to restricted share-based compensation arrangements under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of less than 1 year.
The fair value of restricted shares vested and restricted stock units converted was $5 million, $9 million and $4 million for fiscals 2015, 2014 and 2013, respectively, and we did not recognize any tax benefits as a result of the vesting and conversion.
Performance-Based Shares and Units
As of January 30, 2016 and January 31, 2015, we did not have outstanding performance-based share awards as the performance-based share awards and units granted on May 26, 2011 and May 21, 2012 were canceled as of the third anniversary date of the award due to the inability to meet the performance criteria for vesting.

The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax expense in fiscals 2015, 2014 and 2013 was as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
SG&A	$5	$15	$15
Total recognized tax benefit	—	—	—

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS
Total other comprehensive loss, net of tax is included in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive loss is reflected in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ (Deficit) Equity, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain (loss) on hedged transactions, net of tax	Unrecognized actuarial (losses) gains, net of tax	Accumulated other comprehensive loss
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Current period change	(82)	1	—	(81)
Balance, February 1, 2014	(74)	(1)	(9)	(84)
Current period change	(128)	1	(33)	(160)
Balance, January 31, 2015	(202)	—	(42)	(244)
Current period change	(47)	1	20	(26)
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)

NOTE 9 — LEASES
We lease a majority of the real estate and certain equipment used in our operations. Most real estate leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.
Minimum rental commitments under non-cancelable operating leases, capital leases and lease financing obligations as of January 30, 2016 are as follows:

	Operating Leases (1)			Capital Leases and Financing Obligations
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2016	$505	$14	$491	$33
2017	445	12	433	30
2018	377	11	366	27
2019	316	9	307	22
2020	262	7	255	19
2021 and subsequent	952	18	934	71
Total	$2,857	$71	$2,786	$202

(1)
Excluded from the minimum rental commitments displayed above are $1.4 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2021 and thereafter.

Total rent expense, net of sublease income, was $546 million, $601 million and $609 million in fiscals 2015, 2014 and 2013, respectively. Sublease income was $17 million, $18 million and $19 million in fiscals 2015, 2014 and 2013, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. Rental payments received from our sub-lessees offset the lease payments we make to third party landlords. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.

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
The difference between the recognized rental expense and amounts payable under the leases is recorded as deferred rent liability. Deferred rent liabilities in our Consolidated Balance Sheets totaled $354 million and $359 million at January 30, 2016 and January 31, 2015, respectively, of which $9 million and $12 million was included in Accrued expenses and other current liabilities for each respective period.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments. We include contingent rentals in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $12 million for fiscal 2015 and $10 million for fiscals 2014 and 2013, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.
We have been and may be involved in the construction of leased stores which includes non-standard tenant improvements. As a result of this involvement, we were deemed the “owner” for accounting purposes and were required to capitalize the construction costs on our Consolidated Balance Sheets. Upon completion of these projects, we performed an analysis pursuant to ASC 840 and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with these leases, we recorded financing obligations equal to the cash proceeds and fair market value of the assets received. As of January 30, 2016 and January 31, 2015, the carrying amounts of our financing obligations, which primarily represent properties for which we are the deemed the “owner”, were $183 million and $189 million, respectively. These carrying amounts approximate fair value. The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground leases for the land on which these assets were constructed.

NOTE 10 — INCOME TAXES
(Loss) earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
U.S.	$(169)	$(263)	$(851)
Foreign	121	7	(16)
Loss before income taxes	$(48)	$(256)	$(867)

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Current:
U.S. Federal	$1	$(13)	$(7)
Foreign	54	46	46
State	4	—	(3)
Total current income tax expense	$59	$33	$36
Deferred:
U.S. Federal	$—	$1	$42
Foreign	17	(2)	72
State	—	—	19
Total deferred income tax expense (benefit)	$17	$(1)	$133
Total income tax expense	$76	$32	$169
Included within Income tax expense is an expense of $2 million, benefit of less than $1 million and benefit of less than $1 million related to interest and penalties in fiscals 2015, 2014 and 2013, respectively. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.
We have not provided deferred taxes on $1 million of accumulated earnings of certain foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The estimated unrecognized deferred income tax liabilities on these earnings, net of associated foreign tax credits and other offsets, is zero.
The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	(5.4)%	—%	(1.2)%
Foreign operations (1)	(183.7)%	(13.5)%	(12.3)%
U.S. Federal valuation allowance	(10.4)%	(36.6)%	(27.9)%
Unrecognized tax benefits (2)	—%	3.0%	—%
Goodwill impairment (3)	—%	—%	(13.4)%
Other	6.2%	(0.4)%	0.3%
Effective tax rate	(158.3)%	(12.5)%	(19.5)%

(1)
Foreign operations include the net impact of: differences between local statutory rates and the U.S. Federal statutory rate; the impact of changes to foreign valuation allowances; the net cost of foreign unrecognized tax benefits; the cost of repatriating foreign earnings, net of foreign tax credits; changes to our assertion regarding the permanent reinvestment of foreign earnings related to certain foreign entities; permanent items related to foreign operations; as well as enacted changes in the tax laws or rates or a change in the status of the enterprise.

(2)
Unrecognized tax benefits include benefits related to the resolution of issues in connection with resolving tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations. Refer to “Unrecognized Tax Benefits” in this footnote.

(3)
Goodwill impairment represents the U.S. Federal tax cost associated with the amount of Goodwill that was impaired for which we did not have tax basis, and therefore for which we could not take a tax benefit.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	January 30, 2016	January 31, 2015
Deferred tax assets:
U.S. Federal tax loss and other carryforwards	$358	$385
State tax loss and other carryforwards	83	84
Foreign tax loss and other carryforwards	164	169
Straight line rent	127	127
Inventory	60	52
Insurance loss reserve	38	35
Restructuring charges	5	7
Other	148	158
Gross deferred tax assets before valuation allowance	983	1,017
Valuation allowance	(656)	(621)
Total deferred tax assets	$327	$396
Deferred tax liabilities:
Fixed assets (1)	$(39)	$(67)
Undistributed earnings of foreign subsidiaries	(214)	(222)
Foreign currency translation	(28)	(24)
Other	(14)	(21)
Total deferred tax liabilities	$(295)	$(334)
Net deferred tax assets	$32	$62

(1)	Includes deferred impact of finance obligations associated with capital projects.

The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	January 30, 2016 (1)	January 31, 2015
Current deferred tax assets	$—	$45
Current deferred tax liabilities (2)	—	(4)
Non-current deferred tax assets	96	133
Non-current deferred tax liabilities	(64)	(112)
	$32	$62

(1)
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this guidance effective January 30, 2016, and has applied the guidance prospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements, other than the prospective classification of deferred tax liabilities and assets as noncurrent in accordance with the new presentation requirements.

(2)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities on our prior year Consolidated Balance Sheet.
Our gross deferred tax assets above include an offset of $8 million and $7 million of unrecognized tax benefits related to tax loss carryforwards as of January 30, 2016 and January 31, 2015, respectively.
Carryforwards
In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.

Of our $358 million of U.S. Federal tax loss and other carryforwards, none will expire during the next 5 years, $172 million will expire during the next 6 to 20 years and $186 million may be carried forward indefinitely. Of our $83 million of state tax loss and other carryforwards, $10 million will expire during the next 5 years, $61 million will expire during the next 6 to 20 years and $12 million may be carried forward indefinitely. Of our $164 million of foreign tax loss and other carryforwards, $5 million will expire during the next 5 years, $2 million will expire during the next 6 to 20 years and $157 million may be carried forward indefinitely.
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
Valuation Allowance
We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. The increase to our valuation allowance for U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, was predominantly due to the fact that, as of the end of fiscal 2015, we have incurred a pre-tax cumulative loss over the past three fiscal years. During fiscal 2015, our valuation allowance increased by $35 million. This includes a $17 million increase for U.S. Federal tax, a $4 million increase for state tax and a $14 million increase for foreign tax.
Of our total valuation allowance of $656 million, there is $6 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Beginning balance	$30	$37	$32
Additions for tax positions of the current year	2	4	4
Additions for tax positions of prior years	2	5	6
Reductions for tax positions of prior years (1)	—	(11)	(1)
Settlements	—	—	—
Currency translation adjustment	(1)	(4)	—
Lapse of statute of limitations	(1)	(1)	(4)
Ending balance	$32	$30	$37

(1)
Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with resolving tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations.

At January 30, 2016, $25 million of the $32 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $7 million would affect our deferred tax accounts. In addition, we had $6 million and less than $1 million of accrued interest and penalties, respectively, at January 30, 2016. We had $4 million and less than $1 million of accrued interest and penalties, respectively, at January 31, 2015, and $5 million and less than $1 million of accrued interest and penalties, respectively, at February 1, 2014.
The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2010 and forward and for state purposes for fiscal 2008 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2008 and forward; France for fiscal 2012 and forward; Germany for fiscal 2009 and forward; Japan for fiscal 2008 and forward; Spain for fiscal 2008 and forward; and the UK for fiscal 2009 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $38 million (inclusive of tax, interest and penalties) will not change during the next twelve months due to ongoing tax examinations and applicable statutes of limitations.

NOTE 11 — SEGMENTS
We generate sales, operating earnings and cash flows by retailing a variety of toy and baby product offerings worldwide. We operate all of our “R” Us branded retail stores in the United States, Puerto Rico and Guam and 75% of our 1,008 “R” Us branded retail stores internationally excluding stores with a cumulative lease term of less than two years (“Temporary Express”). The balance of our “R” Us branded retail stores internationally are operated by licensees. Licensing revenue did not have a material impact on our Net sales and accounted for $17 million in fiscals 2015 and 2014 respectively, and $16 million in fiscal 2013. We also own and operate websites including Toysrus.com and Babiesrus.com, as well as other e-commerce sites in our international markets.
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products through 866 stores that operate in 49 states in the United States, Puerto Rico and Guam and through e-commerce. As of January 30, 2016, our Domestic stores consisted of 361 traditional toy stores, 224 baby stores, 213 side-by-side (“SBS”) stores and 68 smaller format stores with cumulative lease terms of at least two years (“Permanent Express”), as well as Temporary Express locations.

•
International — Our International segment sells a variety of products through 756 operated and 252 licensed stores in 38 countries and jurisdictions and through e-commerce. As of January 30, 2016, our International stores consisted of 534 traditional toy stores, 202 SBS stores, 15 baby stores and 5 Permanent Express stores, as well as Temporary Express locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom.

Our CEO, who is our Chief Operating Decision Maker, evaluates segment performance primarily based on Net sales and segment Operating earnings (loss). Segment Operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	January 30, 2016	January 31, 2015	February 1, 2014
Baby	36.9%	37.9%	37.7%
Core Toy	18.4%	17.2%	15.9%
Entertainment	9.0%	10.2%	11.3%
Learning	23.5%	22.6%	22.6%
Seasonal	11.4%	11.2%	11.3%
Other (1)	0.8%	0.9%	1.2%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	Fiscal Years Ended
International:	January 30, 2016	January 31, 2015	February 1, 2014
Baby	20.5%	20.2%	20.4%
Core Toy	23.2%	23.5%	22.7%
Entertainment	7.1%	8.5%	10.0%
Learning	32.8%	31.1%	30.8%
Seasonal	15.7%	15.9%	15.3%
Other (1)	0.7%	0.8%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales
Domestic	$7,356	$7,524	$7,638
International	4,446	4,837	4,905
Total Net sales	$11,802	$12,361	$12,543
Operating earnings (loss)
Domestic (1) (2)	$484	$332	$(197)
International (1)	271	229	203
Corporate and other	(377)	(370)	(356)
Operating earnings (loss)	378	191	(350)
Interest expense	(429)	(451)	(524)
Interest income	3	4	7
Loss before income taxes	$(48)	$(256)	$(867)

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

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Depreciation and amortization
Domestic	$180	$210	$216
International	107	116	123
Corporate	56	51	49
Total Depreciation and amortization	$343	$377	$388
Capital expenditures
Domestic	$74	$67	$113
International	74	83	86
Corporate	71	57	39
Total Capital expenditures	$219	$207	$238

(In millions)	January 30, 2016	January 31, 2015
Merchandise inventories
Domestic	$1,559	$1,353
International	711	711
Total Merchandise inventories	$2,270	$2,064
Total Assets
Domestic	$3,718	$3,633
International	2,032	2,122
Corporate and other (1)	1,218	1,360
Total Assets	$6,968	$7,115

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.
Our Net sales, inclusive of each market’s respective e-commerce operations, and long-lived assets by market are as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales
United States (1)	$7,356	$7,524	$7,638
Europe (2)	1,211	1,405	1,447
Japan	1,182	1,308	1,374
Canada	809	834	883
UK	666	710	680
China and Southeast Asia	365	333	277
Australia	196	230	228
Licensing revenue	17	17	16
Total Net sales	$11,802	$12,361	$12,543

(1)	Includes our wholly-owned operations in Puerto Rico and Guam.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

(In millions)	January 30, 2016	January 31, 2015
Long-lived assets
United States (1)	$2,275	$2,372
Europe (2)	339	352
Japan	277	306
UK	266	281
Canada	157	180
China and Southeast Asia	43	41
Australia	12	14
Total Long-lived assets	$3,369	$3,546

(1)	Includes our wholly-owned operations in Puerto Rico and Guam.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

NOTE 12 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the UK, Japan, Germany and Austria, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.
The following tables provide information regarding our pension plans:
Obligation and Funded Status at End of Fiscal Year:

(In millions)	January 30, 2016	January 31, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$174	$137
Service cost	5	5
Interest cost	5	5
Benefits paid	(3)	(6)
Actuarial (gain) loss	(25)	52
Foreign currency impact	(8)	(19)
Projected benefit obligation at end of year	$148	$174

(In millions)	January 30, 2016	January 31, 2015
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$123	$118
Actual return on plan assets	(2)	17
Employer contributions	11	7
Benefits paid	(3)	(6)
Foreign currency impact	(6)	(13)
Fair value of plan assets at end of year	$123	$123

(In millions)	January 30, 2016	January 31, 2015
Reconciliation of funded status to total amount recognized:
Funded status	$(25)	$(51)
Amounts recognized in Consolidated Balance Sheets:
Other non-current liabilities	$(25)	$(51)
Amounts recognized in Accumulated other comprehensive loss:
Unrecognized actuarial losses, net of tax	$22	$42
Of the $22 million of unrecognized actuarial losses, net of tax in Accumulated other comprehensive loss as of January 30, 2016, $1 million is expected to be amortized into net periodic benefit cost in fiscal 2016.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

(In millions)	January 30, 2016	January 31, 2015
Projected benefit obligation	$148	$174
Accumulated benefit obligation	129	150
Fair value of plan assets	123	123
Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Service cost	$5	$5	$5
Interest cost	5	5	5
Expected return on plan assets	(4)	(5)	(5)
Actuarial losses recognized	2	—	—
Net periodic benefit cost	$8	$5	$5
Contributions
For fiscal 2016, we expect to contribute $6 million to our pension plans.
Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)	Pension Benefits
2016	$1
2017	1
2018	1
2019	1
2020	1
2021 through 2025	7
Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	January 30, 2016	January 31, 2015	February 1, 2014
Discount rate	2.7%	3.7%	4.1%
Expected rate of return on plan assets	3.4%	4.5%	4.9%
Rate of compensation increase	2.6%	2.6%	2.7%
Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015
Discount rate	3.2%	2.7%
Rate of compensation increase	2.6%	2.6%
Determination of Discount Rate
The discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 92% of the plan assets relate to the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2016 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.
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
The following represents our pension plan target asset allocations for fiscal 2016, as well as the actual asset allocations as of January 30, 2016 and January 31, 2015:

	2016 Target Allocation	January 30, 2016	January 31, 2015
Equity securities	29.6%	29.6%	28.3%
Debt securities	56.6%	56.6%	58.3%
Insurance contracts	7.4%	7.4%	7.3%
Cash and cash equivalents	6.4%	6.4%	6.1%
Total	100%	100%	100%
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
Fair value of plan assets
The following tables present our plan assets by fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” as of January 30, 2016 and January 31, 2015. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes fair values estimated using significant unobservable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument. There have been no changes in valuation technique or related inputs for the fiscal years ended January 30, 2016 and January 31, 2015. In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The Company early adopted the amendments in ASU 2015-07, effective February 2, 2015, and the prior period has been restated.

Fiscal 2015

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Insurance Contracts (1)	$—	$9	$9
Cash and cash equivalents (2)	8	—	8
Equity Securities: (3)
Domestic			11
International			25
Fixed Income: (3)
Domestic			6
International			64
Total	$8	$9	$123
Fiscal 2014

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Insurance Contracts (1)	$—	$9	$9
Cash and cash equivalents (2)	7	—	7
Equity Securities: (3)
Domestic			11
International			24
Fixed Income: (3)
Domestic			4
International			68
Total	$7	$9	$123

(1)
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

(2)
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at acquisition. Due to the short-term nature of these investments, their carrying amounts approximate fair value. Therefore, we have determined that our cash and cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

(3)
In accordance with ASU 2015-07, securities which are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are to reconcile the fair value hierarchy to the total fair value of plan assets.

NOTE 13 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100% vested in their SERP accounts after completing five years of employment with the Company. During fiscals 2015 and 2014 we recorded SERP expenses of less than $1 million, respectively. During fiscal 2013, we recorded SERP expenses of $1 million. As of January 30, 2016 and January 31, 2015, the SERP liability was $2 million respectively.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Employee eligibility for participation in the 401(k) savings account portion of the Savings Plan requires 12 months of service and completion of 1,000 hours. In addition, the Company makes a matching contribution in an amount equal to 100% of the first 4% of the participant’s contribution. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan, other foreign defined contribution plans and other foreign government sponsored retirement plans were $25 million in fiscal 2015 and $24 million in fiscals 2014 and 2013, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2015, 2014 and 2013.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 10 entitled “INCOME TAXES” for liabilities associated with uncertain tax positions. Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 30, 2016.
As of January 30, 2016, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of $51 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 16 — RELATED PARTY TRANSACTIONS
Sponsor Advisory Agreement
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, August 29, 2014, June 1, 2015 and December 1, 2015 (“Advisory Agreement”). The initial term of the Advisory Agreement was ten years, with the ability to extend annually for one year unless we or the Sponsors provide notice of termination to the other. The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid management and advisory fees (the “Advisory Fees”) and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement.

In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  The amendment provided that if in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter.
In June 2015, the Advisory Agreement was further amended in order to reduce the Advisory Fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually with no further adjustment upon an IPO for such reductions. We recorded Advisory Fees of $6 million, $17 million and $22 million for fiscals 2015, 2014 and 2013, respectively. During fiscals 2015, 2014 and 2013, we also paid the Sponsors for out-of-pocket expenses, which were less than $1 million, respectively.
Additionally, the original Advisory Agreement provided that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). Transaction Fees were capitalized as deferred debt issuance costs and amortized over the term of the related debt agreement and included in Other assets on our prior year Consolidated Balance Sheet. In December 2015, the Advisory Agreement was further amended to waive all Transaction Fees including prior accrued and unpaid transaction fees of $47 million as well as any fees to be paid upon an IPO.
Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. KKR owned the following aggregate amounts of our debt as of January 30, 2016 and January 31, 2015. For further details, refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

(In millions)	January 30, 2016	January 31, 2015
Propco I Term Loan Facility	$16	$17
Incremental Secured Term Loan	12	12
Secured Term B-4 Loan	2	96
Second Incremental Secured Term Loan	2	2
2017 Notes	—	9
Total	$32	$136
During fiscals 2015, 2014 and 2013, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $7 million in fiscal 2015 and $10 million in fiscals 2014 and 2013, respectively.
Additionally, under lease agreements with affiliates of Vornado Realty Trust (“Vornado”), we paid an aggregate amount of $8 million in fiscals 2015, 2014 and 2013, respectively, with respect to 0.6%, 0.7% and 0.8%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2015, 2014 and 2013, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
Each of the Sponsors, either directly or through affiliates, has ownership interests in a broad range of companies (“Portfolio Companies”) with whom we may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. After a competitive bidding process, on February 1, 2015, we entered into an agreement with SquareTrade Inc. (“SquareTrade”), which is a Portfolio Company of Bain Capital Partners, LLC. SquareTrade provides protection plans for electronic and other products that cover the repair, replacement or refund of such products. Under the agreement, we are licensed to sell protection plans on behalf of SquareTrade and receive a fixed percentage commission fee for each sale. For fiscal 2015, we recorded $21 million in commissions within Net sales. Receivables from SquareTrade were less than $1 million as of January 30, 2016 and included in Accounts and other receivables on our Consolidated Balance Sheet. Payables to SquareTrade were $3 million as of January 30, 2016 and included in Accrued expenses and other current liabilities on our Consolidated Balance Sheet. We believe that none of our transactions or arrangements with Portfolio Companies are significant enough to be considered material to the Sponsors or to our business.

NOTE 17 — ACQUISITIONS
On October 31, 2011, the Company acquired a 70% ownership interest in Asia JV from Li & Fung for a purchase price of $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement, as amended, provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business beginning on April 30, 2017. During fiscal 2014, we amended the terms of the agreement with Li & Fung to extend the future call option and put option to commence four years from the acquisition date. During fiscal 2015, we further amended the agreement to extend the future option to commence after April 30, 2017.
The Company paid the final $2 million and $1 million of contingent consideration related to the Asia JV acquisition during fiscals 2015 and 2014, respectively, which was previously accrued for in our Consolidated Balance Sheets. The Company did not make any payments during fiscal 2013.
As a result of the acquisition, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in Temporary equity. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a reconciliation of the change in Noncontrolling interest to redemption value as of January 30, 2016 and January 31, 2015.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2016-07 will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-06 “Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related. Under current GAAP, two divergent approaches developed. Under the first approach, the assessment of whether contingent put or call options are clearly and closely related to the debt host only requires an analysis of the four-step decision sequence of ASC 815-15-25-42. Under the second approach, in addition to the four-step decision sequence of ASC 815-15-2-42, some entities evaluate whether the ability to exercise the put or call options are triggered by the entities interest rates or credit risk. ASU 2016-06 clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of ASC 815-15-2-42. An entity should not assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. ASU 2016-06 does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. Management is currently assessing the impact the adoption of ASU 2016-06 will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2015-05 provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-05 will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2015-04 requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. Some entities view liabilities for prepaid stored-value products that can be redeemed only for goods or services from a third-party as nonfinancial because the issuer’s obligation to the consumer will be settled by the transfer of goods or services (albeit by a third-party), not cash. Others view these liabilities as financial, given that the issuer is ultimately obligated to transfer cash to a third-party. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Entities will apply the guidance using either a modified retrospective approach or a full retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-04 will have on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The accounting applied by the lessor is largely unchanged from that applied under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10), Recognition and measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the fair value measurement of equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will recognize the changes in fair value through net income. ASU 2016-01 eliminates an entity’s ability to be able to recognize unrealized holding gains and losses on equity securities that are classified as available-for-sale in other comprehensive income. Entities will also no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. A practical expedient will be available for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurement (i.e. net asset value practical expedient). ASU 2016-01 does not change the guidance for classifying and measuring investments in debt securities and loans. In addition, for financial liabilities measured using the fair value option in ASC 825, ASU 2016-01 requires the change in fair value caused by a change in instrument-specific credit risk to be presented separately in other comprehensive income. Under ASU 2016-01, entities will be required to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted for certain provisions. The adoption of ASU 2016-01, is not expected to have an impact on our Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-16, is not expected to have an impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)” (“ASU 2015-12”). The amendments in Part I of ASU 2015-12 eliminated the requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts and provide the related fair value disclosures, rather these contracts will be measured and disclosed only at contract value. The amendments in Part II of this ASU will require plans to disaggregate their investments measured using fair value only by general type, either on the financial statements or in the notes. Part II of this ASU also eliminated the requirement to disclose the net appreciation/depreciation in fair value of investments by general type and the requirement to disclose individual investments that represent 5% or more of net assets available for benefits. The amendments in Part III of ASU 2015-12 provides a practical expedient to permit plans to measure its investments and investment related accounts as of a month-end date closest to its fiscal year for a plan with a fiscal year end that does not coincide with the end of a calendar month. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-12, is not expected to have an impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software licenses element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The adoption of ASU 2015-05 is not expected to have an impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). For entities with a fiscal year-end that does not coincide with a month-end, ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year-to-year. Under the previous practice, entities with fiscal year-ends that did not coincide with a month-end, had to adjust the fair value of the plan assets reported by the third-party service provider to reflect the fair value of plan assets as of their fiscal year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU. Additional disclosures are required if a contribution or significant event caused by the entity occurs between the month-end date used to measure the defined benefit plan assets and obligations and an entity’s fiscal year-end. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update prospectively. The adoption of ASU 2015-04 is not expected to have an impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in ASU 2015-03 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments of ASU 2014-09 were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016 (1)
Fiscal 2015
Net sales	$2,325	$2,293	$2,331	$4,853
Gross margin	862	875	832	1,657
Selling, general and administrative expenses	827	796	827	1,143
Depreciation and amortization	87	86	80	90
Other income, net	(22)	(22)	(21)	(23)
Operating (loss) earnings	(30)	15	(54)	447
Net (loss) earnings	(139)	(97)	(166)	278
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(140)	$(99)	$(167)	$276

	For the 13 Weeks Ended
(In millions)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015 (1)
Fiscal 2014
Net sales	$2,479	$2,440	$2,459	$4,983
Gross margin	918	916	908	1,688
Selling, general and administrative expenses	917	878	931	1,189
Depreciation and amortization	104	95	86	92
Other income, net	(12)	(15)	(16)	(10)
Operating (loss) earnings	(91)	(42)	(93)	417
Net (loss) earnings	(196)	(147)	(212)	267
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(196)	$(148)	$(213)	$265

(1)
Our Domestic and International businesses are highly seasonal with sales highest in the fourth quarter. During fiscals 2015, 2014 and 2013, 41%, 40% and 42%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations and Comprehensive Loss

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Revenues	$—	$—	$—
General and administrative expenses	58	25	21
Depreciation and amortization	—	1	3
Other expense, net	—	—	1
Total operating expenses	58	26	25
Operating loss	(58)	(26)	(25)
Interest expense, net	(81)	(78)	(76)
Intercompany interest expense, net	(78)	(54)	(63)
Equity (deficit) in pre-tax earnings (loss) of consolidated subsidiaries	163	(102)	(706)
Loss before income taxes	(54)	(260)	(870)
Income tax expense	76	32	169
Net loss	$(130)	$(292)	$(1,039)

Comprehensive loss	$(156)	$(452)	$(1,120)
See accompanying Notes to the Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

(In millions)	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1	$11
Income taxes receivable	18	20
Prepaid expenses and other current assets	16	9
Due from subsidiary	364	376
Total current assets	399	416
Property and equipment, net	1	1
Deferred tax assets	—	2
Other assets	11	12
Total Assets	$411	$431
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and other current liabilities	$77	$121
Income taxes payable	2	2
Total current liabilities	79	123
Long-term debt	872	872
Due to subsidiaries, net	638	461
Other non-current liabilities	87	70
Stockholders’ deficit	(1,265)	(1,095)
Total Liabilities and Stockholders’ Deficit	$411	$431
See accompanying Notes to the Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Cash Flows from Operating Activities	$(25)	$(13)	$(21)
Cash Flows from Investing Activities:
Investments in subsidiaries	7	5	(180)
Intercompany loan repayments by subsidiaries	1,548	2,056	1,956
Loans to subsidiaries	(1,540)	(2,116)	(2,251)
Proceeds from redemption of debt securities	—	—	52
Net cash provided by (used in) investing activities	15	(55)	(423)
Cash Flows from Financing Activities	—	—	(7)
Cash and cash equivalents:
Net decrease during period	(10)	(68)	(451)
Cash and cash equivalents at beginning of period	11	79	530
Cash and cash equivalents at end of period	$1	$11	$79

Supplemental Disclosures of Cash Flow Information:
Interest paid	$77	$77	$78
See accompanying Notes to the Condensed Financial Statements.

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
Due to Subsidiaries, Net - Due to subsidiaries, net, on the Condensed Balance Sheets, is comprised of the Parent Company’s net investment in its subsidiaries under the equity method of accounting, as well as other non-current receivables from and liabilities to subsidiaries. As of January 30, 2016 and January 31, 2015, the Parent Company had net investments in subsidiaries of $21 million and $119 million, respectively under the equity method.
In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). On January 25, 2012 the $770 million intercompany note payable to Toys Limited was amended to translate the outstanding principal and accrued interest on that date to pounds sterling. As of January 30, 2016 and January 31, 2015, Due to subsidiaries, net included the outstanding net intercompany receivable balance from Toys Limited of $176 million and $175 million, respectively.
Additionally included within Due to subsidiaries, net, as of January 30, 2016 and January 31, 2015 is a net intercompany payable to Toys-Delaware of $835 million and $755 million, respectively, which includes accrued interest. The intercompany payable to Toys-Delaware primarily consists of long-term notes payable by Parent to Toys-Delaware for which the amounts are listed in the table below. All of the notes are documented, unsecured, and include a market rate of interest. As of January 30, 2016 and January 31, 2015, the long-term notes payable by Parent to Toys-Delaware were offset by $92 million and $89 million, respectively, of third party insurance liabilities for which Toys-Delaware is the primary obligor. The remaining intercompany payable balance includes $4 million of other payables to Toys-Delaware as of January 30, 2016 and January 31, 2015, respectively.

(In millions)	January 30, 2016	January 31, 2015
Note issued by Parent in fiscal 2005	$326	$299
Note issued by Parent in fiscal 2009	253	222
Note issued by Parent in fiscal 2012 (1)	254	229
Note issued by Parent in fiscal 2012	90	90
Total Long-term notes payable by Parent to Toys-Delaware (2)	$923	$840

(1)	Note is expressly subordinated in right of payment to the senior obligations of the Parent.

(2)	Includes accrued and unpaid interest.
Due from Subsidiary - As of January 30, 2016 and January 31, 2015, an outstanding short-term loan of $364 million and $376 million, respectively, to Toys-Delaware was recorded in Due from subsidiary on the Condensed Balance Sheets.
Income Taxes - For fiscals 2015, 2014 and 2013, the income tax expense of $76 million, $32 million and $169 million, respectively, represents the Parent Company’s consolidated income tax expense. Such amounts include income tax expense of $143 million, $91 million and $127 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of January 30, 2016 and January 31, 2015 is outlined in the table below:

(In millions)	January 30, 2016	January 31, 2015
10.375% senior notes, due fiscal 2017	$448	$448
7.375% senior notes, due fiscal 2018	402	402
8.750% debentures, due fiscal 2021 (1)	22	22
Total Long-term debt	$872	$872

(1)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
The total fair values of the Parent Company’s Long-term debt, with carrying values of $872 million at January 30, 2016 and January 31, 2015, respectively, were $653 million and $639 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at January 30, 2016 are as follows:

(In millions)	Annual Maturities
2016	$—
2017	450
2018	400
2019	—
2020	—
2021 and subsequent	22
Total	$872
The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, and these debt securities are included in Long-term debt within the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected that all future principal and interest payments will be funded through the operating cash flows of Toys-Delaware. During fiscals 2015, 2014 and 2013, Toys-Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, respectively, which is reflected as part of Equity (deficit) in pre-tax earnings (loss) of consolidated subsidiaries in the Parent Company Condensed Statements of Operations and Comprehensive Loss.
The Parent Company provides guarantees related to the uncommitted credit lines of Asia JV in an aggregate amount up to HK$194 million ($25 million at January 30, 2016) for future borrowings.
For a discussion of the debt obligations of the Parent Company and its subsidiaries, refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Some of our interest rate contracts may contain credit-risk related contingent features and are subject to master netting arrangements. As of January 30, 2016, we had no open derivative contracts as all of our interest rate contracts had matured.

At January 31, 2015, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 31, 2015, we were not required to post collateral with any derivative counterparties.
The following table presents our outstanding interest rate contracts as of January 31, 2015:

			January 31, 2015
(In millions)	Effective Date	Maturity Date	Notional Amount
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	$500
1 Month USD LIBOR Interest Rate Cap (1)	January 2012	April 2015	500
1 Month USD LIBOR Interest Rate Cap (1)	January 2014	April 2015	311
(1) These interest rate caps were not designated as cash flow hedges in accordance with ASC 815.
Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on the Parent Company Condensed Balance Sheets at fair value with a gain or loss recorded on the Parent Company Condensed Statements of Operations and Comprehensive Loss in Interest expense, net. Our foreign exchange contracts typically mature within 12 months. Some of these contracts may contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. We are not required to post collateral for these contracts. As of January 30, 2016 and January 31, 2015, we had no outstanding foreign exchange contracts.
The following table sets forth the net impact of the effective portion of Parent Company’s derivatives on Accumulated other comprehensive (loss) income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Derivatives previously designated as cash flow hedges:
Beginning balance	$—	$1	$1
Reclassifications from Accumulated other comprehensive (loss) income - Interest Rate Contracts	—	(1)	—
Ending balance	$—	$—	$1
The following table sets forth the impact of derivatives on Interest expense, net on the Parent Company Condensed Statements of Operations and Comprehensive Loss for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$2	$—	$(1)
Derivatives previously designated as cash flow hedges:
Amortization of hedged caps	—	1	—
Total Interest expense, net	$2	$1	$(1)

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

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of January 31, 2015:

	January 31, 2015
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$1,311	$—
Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Parent Company Condensed Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. The aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets was nominal as of January 31, 2015. The aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities was nominal as of January 31, 2015. As of January 31, 2015, none of the master netting arrangements involved collateral.

NOTE D — COMMITMENTS AND CONTINGENCIES
Although the Parent Company does not currently have material legal proceedings pending against it, it may be subject to various claims and contingencies related to lawsuits, as well as commitments under contractual and other obligations. Refer to Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information. Additionally, the Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, refer to Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE E — DISTRIBUTIONS AND CAPITAL CONTRIBUTIONS
Distributions
The Parent Company received cash distributions (inclusive of returns of capital) from certain of its subsidiaries as follows:

	Fiscal Years Ended
(In millions)	January 30, 2016	January 31, 2015	February 1, 2014
Property subsidiaries
TRU Propco I	$100	$86	$115
Other	7	7	8
Total property subsidiaries	107	93	123
Toys-Delaware	—	—	79
Total cash distributions	$107	$93	$202

Distributions included:
Return of capital from property subsidiaries	$11	$—	$109
Capital Contributions
During fiscals 2015 and 2014, the Parent Company made capital contributions of $4 million and $5 million, respectively, to TRU Asia, Ltd., of which $2 million and $1 million, respectively, was used to pay contingent consideration related to the Asia JV acquisition.
During fiscal 2013, the Parent Company made a capital contribution of $274 million to Toys Europe, which it used in connection with the refinancing of the UK real estate credit facility. Additionally, during fiscal 2013, Parent Company made a capital contribution of $10 million to Toys Europe to assist in the funding of the Spain Propco Facility Agreement debt repayment in the fourth quarter of fiscal 2013. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
(a) Dismissal of Prior Independent Registered Public Accounting Firm
On June 16, 2015, the Audit Committee of the Board of Directors of the Company approved the replacement of the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), and engaged Ernst & Young LLP (“EY”) as the new independent registered public accounting firm of the Company and its subsidiaries, including Toys “R” Us – Delaware, Inc., Toys “R” Us Property Company I, LLC and Toys “R” Us Property Company II, LLC. The dismissal and appointment was a result of a competitive bidding process involving several accounting firms, including D&T.
The audit reports of D&T on the consolidated financial statements of the Company as of and for the fiscal years ended January 31, 2015 and February 1, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended January 31, 2015 and February 1, 2014, and the subsequent interim period through June 16, 2015, there were no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the subject matter of the disagreement in connection with its report and there were no “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K).
(b) Engagement of New Independent Registered Public Accounting Firm
During the Company’s two most recent fiscal years and the subsequent interim period preceding the EY engagement, neither the Company nor anyone on behalf of the Company consulted with EY regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and EY did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event” (as defined by Item 304(a)(1) of Regulation S-K).

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

Based on this assessment, management concluded that, as of January 30, 2016, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited Toys “R” Us, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Toys “R” Us, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Toys “R” Us, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Toys “R” US, Inc. and subsidiaries as of January 30, 2016, and the related consolidated statement of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for the year ended January 30, 2016 and our report dated March 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 24, 2016

ITEM 9B.	OTHER INFORMATION
On March 9, 2016, the Board of Directors of Toys “R” Us, Inc. adopted amendments to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) and the Amended and Restated Certificate of Incorporation, as amended, which were adopted by the stockholders of the Company on March 22, 2016. The amendment to the Company’s 2010 Incentive Plan increased the number of shares of the Company’s common stock available thereunder by 1,000,000 shares and the amendment to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of the Company’s common stock by 5,000,000 shares.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons were members of our Board of Directors (the “Board”) as of March 1, 2016. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	57
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

David A. Brandon	63
Mr. Brandon has served as both our Chairman of the Board and Chief Executive Officer since July 2015. From June 2015 to July 2015, Mr. Brandon served as CEO - Designate of the Company. Mr. Brandon served as Chief Executive Officer of Domino’s Pizza from March 1999 to March 2010, and as Director of Intercollegiate Athletics at the University of Michigan from March 2010 to November 2014. Mr. Brandon currently serves as a member of the boards of directors of Domino’s Pizza, Inc., Herman Miller, Inc. and DTE Energy, Inc. Mr. Brandon also previously served as a member of the boards of directors of Kaydon Corporation, The TJX Companies, Inc. and Burger King Corporation.

Richard Goodman	67
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

Matthew S. Levin	49
Mr. Levin has been our director since July 2005. Mr. Levin is a Senior Advisor of Bain Capital in the private equity business. From 2000 through 2015, Mr. Levin was a Managing Director of Bain. Prior to joining Bain in 1992, Mr. Levin was a consultant at Bain & Company where he consulted in the consumer products and manufacturing industries. Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar, and a B.S. from the University of California Berkley. Mr. Levin currently serves on the board of directors of Michaels Stores and Guitar Center, Inc. He previously served as a Director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Edcon Holding (Pty) Ltd., Jupiter Shop Channel and Unisource Worldwide, Inc.

Joseph Macnow	70
Mr. Macnow has been our director since May 2013. Mr. Macnow has served as Executive Vice President - Finance and Chief Administrative Officer of Vornado Realty Trust (“Vornado”) since June 2013. He served as Executive Vice President - Finance and Administration of Vornado from January 1998 to June 2013. He was Vice President and Chief Financial Officer of Vornado from 1985 to January 1998 and from March 2001 to June 2013. He has been the Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Paul E. Raether	69
Mr. Raether has been our director since October 2015. Mr. Raether is an executive of Kohlberg, Kravis Roberts & Co., L.P. and/or one of its affiliates (“KKR”) and has served in various positions and played a significant role in numerous portfolio companies since he joined KKR in 1980. Mr. Raether has served on the board of directors of WMI Holdings Corp since May 2015.

Wendy Silverstein	55
Ms. Silverstein has been our director since September 2005. Ms. Silverstein served as Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado from November 2010 to April 2015. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Nathaniel H. Taylor	39	Mr. Taylor has been our director since January 2011. Mr. Taylor is an executive of KKR and he has been an investment professional at KKR since November 2005.
In appointing Mr. Brandon to the Board, the Board considered his significant retail business experience gained while serving in various positions at Valassis Communications Inc. over a twenty year period including as its Chief Executive Officer. In addition, the Board considered the significant accomplishments achieved at Domino’s Pizza during Mr. Brandon’s eleven year term as its Chief Executive Officer. The Board also considered the intimate knowledge of the Company’s business and operations that Mr. Brandon will bring to the Board from his experience as the Chief Executive Officer of the Company.

In appointing Mr. Goodman to the Board, the Board considered his significant business experience including his extensive knowledge of financial statements and reporting.
Other than Messrs. Brandon and Goodman, each of the Directors were elected to the Board pursuant to a stockholders agreement dated July 21, 2005, as amended, by and among the Company and Bain, KKR and Vornado (collectively, the “Sponsors”) and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein and Levin were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Raether and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Ms. Silverstein and Mr. Macnow were appointed to the Board as a consequence of their respective relationships with Vornado.
Executive Officers
The following persons were our Executive Officers as of March 1, 2016, having been elected to their respective offices by the Board:

Name	Age	Position with the Registrant
David A. Brandon (1)	63	Chairman of the Board; Chief Executive Officer
Michael J. Short	55	Executive Vice President — Chief Financial Officer
Richard Barry	49	Executive Vice President — Global Chief Merchandising Officer
Timothy Grace	52	Vice Chairman; Executive Vice President — Global Chief Talent Officer
Dr. Wolfgang Link	48	President — Toys “R” Us, Europe
Kevin Macnab	55	Executive Vice President — Special Assistant/Office of the Chairman
Monika M. Merz	66	President — Toys “R” Us, Asia Pacific
David J. Schwartz	48	Executive Vice President — General Counsel & Corporate Secretary
Patrick J. Venezia	52	Executive Vice President — Global Store Operations

(1)	Refer to “Directors” above for Mr. Brandon’s biography.
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
Mr. Grace has served as our Executive Vice President — Global Chief Talent Officer since September 2015. From March 2014 to September 2015, Mr. Grace served as Group Vice President — Human Resources of L’Oreal Group. From April 2002 to March 2014, Mr. Grace served as Senior Vice President — Human Resources and Administration of Schindler Elevator Corporation.
Dr. Link has served as President, Toys “R” Us, Europe since October 2013. From August 2007 to October 2013, Dr. Link served as Managing Director, Toys “R” Us, Central Europe.
Mr. Macnab has served as our Executive Vice President — Special Assistant/Office of the Chairman since September 2015 and continues to provide leadership to Toys “R” Us (Canada) Ltd. (“Toys Canada”). From November 2007 to September 2015, Mr. Macnab served as President, Toys Canada. From May 2000 to October 2007, Mr. Macnab was Vice President of Finance, Real Estate and Information Technology for Toys Canada.
Ms. Merz has served as President — Toys “R” Us, Asia Pacific since November 2011. She served as the President and Chief Executive Officer of Toys “R” Us – Japan Ltd. (“Toys – Japan”) from November 2007 to November 2011. From January 2000 until November 2007, Ms. Merz served as the President of Toys Canada. Prior to that, from October 1996 until January 2000, Ms. Merz served as Vice President and General Merchandise Manager for Toys Canada.

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
Mr. Venezia has served as our Executive Vice President — Global Store Operations since February 2016. From February 2014 to February 2016, Mr. Venezia served as our Senior Vice President — Store Operations. From August 2012 to February 2014, Mr. Venezia served as Head of Stores, Senior Vice President — Store Operations and Company Officer of The Pantry Inc., a convenience store chain. From February 2012 to August 2012, Mr. Venezia served as President of Title Max, a title lending business. From January 2008 to January 2012, he served in multiple operational roles for Walmart, culminating as Division President of the North East Division, SVP and Company Officer.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Joseph Macnow and Richard Goodman, who serves as Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Messrs. Macnow and Goodman are “audit committee financial experts” within the meaning of the regulations adopted by the Securities and Exchange Commission. The Board has made the determination that Mr. Goodman is an independent member of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION
We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2015,” “2014,” and “2013” mean, respectively, our fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	David A. Brandon, Chairman of the Board and Chief Executive Officer;

•	Michael J. Short, Executive Vice President — Chief Financial Officer;

•	Richard Barry, Executive Vice President — Global Chief Merchandise Officer;

•	Monika M. Merz, President — Toys “R” Us, Asia Pacific(1);

•	David J. Schwartz, Executive Vice President — General Counsel & Corporate Secretary;

•	Antonio Urcelay, Former Chairman of the Board and Chief Executive Officer(2); and

•	Deborah Derby, Former Vice Chairman and Executive Vice President(3).

1 Ms. Merz announced her retirement from the Company effective as of May 31, 2016.
2 In connection with the appointment of Mr. Brandon, Mr. Urcelay stepped down from the Board in May 2015 and as Chief Executive Officer in July 2015. In addition, Mr. Urcelay, pursuant to his employment agreement, continued to make himself available from July 2015 until December 2015 to assist the Company in connection with Mr. Brandon’s transition to Chief Executive Officer.
3 Ms. Derby’s employment was terminated in August 2015.

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
Mr. Brandon’s immediate objective when he joined the Company in July 2015 was to have an incentive structure with common targets focused on the attainment of global financial targets and secondly to align key management into long-term company growth value.
Appointment of new Chief Executive Officer and Chairman of the Board
In July 2015, Mr. Brandon joined the Company as Chief Executive Officer and Chairman of the Board of Directors replacing Mr. Urcelay who notified the Company of his intention to retire from the Company effective December 15, 2015. The Company and Mr. Brandon entered into an employment agreement with an initial term of five years, with automatic renewals for successive one-year periods unless either party delivers a timely notice of non-renewal. Pursuant to his employment agreement, Mr. Brandon will be paid an initial annual base salary of $3,750,000 and he will be eligible to receive an annual bonus targeted at 120% of his annual base salary (with a maximum possible bonus of 160% of his annual base salary), subject to the achievement of certain performance criteria (prorated for 2015). In addition, Mr. Brandon received a one-time cash signing bonus of $4,250,000 and was also granted a long-term cash incentive award consisting of two payments of $18,750,000, which will vest and become earned in any fiscal year ending on or before January 2018 upon the achievement of certain performance criteria as further described below. In addition, Mr. Brandon was awarded 2,810,000 options under the Company's 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), with an exercise price of $8.00 per share, which are subject to certain time-vesting and performance-vesting conditions, as further described below. Mr. Brandon is also entitled to additional severance benefits and perquisites and other arrangements described further below. The components of Mr. Brandon’s compensation was structured and determined by the Executive Committee of the Board. As noted earlier, the Board considered his significant retail experience gained while serving in various positions at Valassis Communications Inc. over a twenty year period including as its Chief Executive Officer. In addition, the Board considered the significant accomplishments achieved at Domino’s Pizza during Mr. Brandon’s eleven year term as its Chief Executive Officer.
Elements of Our Executive Compensation Program
Our executive compensation program consists of the following components:

•	base salary;

•	short-term annual incentive awards;

•	long-term incentives;

•	perquisites and other arrangements;

•	other benefits; and

•	benefits upon termination or change of control.
Mix of Total Compensation
Cash compensation includes base salary, annual incentive awards and certain long-term cash incentives. The annual incentive for top executive officers is targeted to be a significant portion of pay to emphasize compensation linked to company performance. In fiscal 2015, we also awarded long-term cash compensation incentive opportunities to select members of our

Leadership Team. We also grant equity awards in connection with certain new hires. Perquisites and other types of non-cash benefits are used on a limited basis and typically represent a small portion of total compensation for our executive officers.
In fiscal 2015, we did not specifically engage in any additional benchmark analysis of executive officers. In February 2014, our management retained the services of the Hay Group to provide us insight regarding market practice including base salary competitiveness, bonus target and actual award eligibility and long term incentive award targets and eligibility. At that time, management reviewed the compensation of executive officers at a peer group consisting of the following 20 retailers: Amazon.com, Best Buy Co., Inc., Dick’s Sporting Goods, Inc., Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, Limited Brands, Inc., Lowe’s Companies, Inc., Macy’s, Inc., Michaels Stores, Inc., Nordstrom, Inc., Office Depot, Inc., OfficeMax Incorporated, PetSmart, Inc., Ross Stores, Inc., Staples, Inc., Target and The TJX Companies, Inc. For fiscal 2015, the recommendations from our human resources department (“Human Resources Department”) included consideration of prior year performance ratings, information contained in the Hay Group analysis and internal pay equity, and management presented its recommendations for overall compensation including the base salary, annual incentive awards and Long Term Incentive Program for fiscal 2015 to the Executive Committee of the Board.
Base Salary
Base salary provides fixed compensation and is designed to reward core competence in the executive officer’s role relative to his or her skills, experience and contributions to the Company.
In fiscal 2015, we hired Mr. Brandon as the Chief Executive Officer and Chairman of the Board of the Company. In determining his base salary, the Executive Committee of the Board considered Mr. Brandon’s previous roles as Chief Executive Officer at Valassis Communications Inc. and Domino’s Pizza as well as his demonstrated ability to contribute to the Company’s overall performance.
The Executive Committee of the Board reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. On an annual basis, the Executive Committee of the Board determines the range, if any, for merit-based increases for eligible employees of the Company (including our executive officers) based upon the recommendation of the Company’s human resources department, after taking into account a variety of factors, including the Company’s internal financial projections and the general economy. In formulating a proposed range of merit-based increases, the Company’s human resources department considers a number of different factors, including the Company’s budget for the year, internal financial projections and historical practice, and also reviews a number of broad-based third party surveys to gain a general background understanding of the current compensation practices and trends and a sense of the reasonableness of the proposed range.
Merit-based increases to the base salary of an executive officer are based on the Executive Committee of the Board’s assessment that the executive officer performed at or above his or her established goals. In lieu of merit increases for fiscal 2015, Messrs. Barry, Schwartz and Urcelay and Mses. Merz and Derby were granted a one-time cash award of $63,336, $73,336, $70,880, $62,840 and $46,680, respectively. Increases in base salary due to a promotion or change in job responsibilities are based on the Executive Committee of the Board’s assessment of the responsibilities and importance of the executive officer’s new position compared to the executive officer’s prior position.
At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year. For fiscal 2015, the key priority was to stabilize the business and put the company in a position for future growth while continuing to put the customer at the core of all we do. This focus was at the core of our strategic priorities for fiscal 2015, which were as follows:

•	Make talent and culture a competitive advantage;

•	Grow and build the TRU and BRU brands throughout the world;

•	Create a world class experience for our customers - innovate and lead; and

•	Create a strong financial foundation.
At the beginning of each fiscal year, our Chairman and Chief Executive Officer reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee of the Board reviews and approves our Chairman and Chief Executive Officer’s goals. At the end of each fiscal year, our Chairman and Chief Executive Officer reviews the individual performance of each executive officer against his or her personal goals. Mr. Brandon will also prepare a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee of the Board. The Executive Committee of the Board considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries.

The following table sets forth the personal business goals of our named executive officers for fiscal 2015:

Name	Personal Business Goals

Mr. Brandon	• Develop and deliver to market the 2015 Christmas campaign.
• Develop 2016 Marketing Plan & Budget proposal to include retention and seasonal strategy.
• Develop 2016 Q1 & Q2 Promotional and editorial calendar.
• Develop BRU Campaign Idea and Architecture.
• Develop Corporate Identity recommendations.
• Investigate new model and strategy review for Customer Relationship Management.
• Develop case for change and recommendation in our social media strategy.

Mr. Short	• Lead the Fit for Growth initiative and achieve cost savings target.
• Prepare a comprehensive, multi-year strategy to TRU’s capital structure and continue to work with advisors and lenders to evaluate opportunities.

•     Enhance the Company’s planning and reporting capabilities including streamlining existing processes, improving reports, developing a more user friendly intuitive presentation of metrics, and incorporating advanced analytics.

• Improve the cost effectiveness of the Company’s core accounting and tax functions.
• Coordinate the development of a global system strategy beginning with the launch of our new website and extending into international ecommerce and core systems.

Mr. Barry	• Achieve Sales and Margin plan, achieve dotcom sales and margin (including private label) and achieve budget inventory turn goal for global operations.
• Transform the customer experience in store and online.
• Develop high-performing, highly engaged, diverse teams.
• Deploy initiatives to become Fit for Growth.

Ms. Merz	• Achieve 2015 budgeted EBITDA for her business and on a consolidated basis.
• Drive Asia Pacific Synergies to develop closer strategic cooperation and alignment across the region.
• Drive Fit For Growth initiatives to achieve budgeted savings.
• Continue to develop seamless retailing and the interactive store in the Asia Pacific Region to reflect the Toys “R” Us and Babies “R” Us brand.

Mr. Schwartz
•     Continuously provide timely, responsive, highest-quality legal and business advice, support and representation to the Company, the CEO, the Senior Leadership team, the Board of Directors and all global constituents.

•     Coordinate efforts throughout the Company to maintain compliance with laws, regulations, our policies and procedures, our debt agreements and indentures, SEC requirements, shareholder agreements, and corporate governance policies and procedures.

•     Provide leadership, guidance, and assistance for a transformational turn-around, including by leading capital structure revisions and refinancing efforts, new global expansion and other transformational efforts.

•     Provide executive leadership and management to the Legal department, the Corporate Communications, Public Relations & Corporate Philanthropy department and the International Licensed Business department so that each group meets its goals and budgets for 2015.

We believe that the above criteria, when considered together, provide an appropriate method of measuring our executive officers’ personal performance. In March 2016, and based upon fiscal 2015 performance, the Executive Committee of the Board determined that there would be no increase in the annual base salaries of our named executive officers.
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
Each executive officer has an annual short term incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon market competitiveness and/or a promotion/demotion in responsibility. Our named executive officers’ fiscal 2015 award target payouts, expressed as a percentage of base salary, are as follows: Mr. Brandon, 120%; Mr. Short, 100%; Ms. Merz, 110%; Messrs. Barry and Schwartz, 100%; Mr. Urcelay, 150%; and Ms. Derby, 110%. Mr. Urcelay’s employment was terminated in December 2015 and he was eligible for a prorated annual short-term incentive award through October 31, 2015 for fiscal year 2015. Ms. Derby’s employment was terminated in August 2015 and she was eligible for a prorated annual short-term incentive award through August 3, 2015 for fiscal year 2015. Achievements range between a minimum of 0% and a maximum of 150%, with the exception of Mr. Brandon whose maximum is 160% of base salary, of target payout for each named executive officer, however, the Executive Committee of the Board has the sole discretion to determine whether a bonus is paid to an executive officer.
In fiscal 2015, consistent with previous years, our executive officers were awarded cash incentive awards with target annual cash incentive awards based substantially on financial components consisting primarily of the achievement of adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted Compensation EBITDA”) targets on a Company-wide basis and for certain divisions of the Company, with weightings that varied from year to year. Following the appointment of Mr. Brandon during fiscal 2015, the Company determined to modify the annual incentive program in an effort to standardize the application of the program across executives and certain other employees, revising the targets to be based solely on the Company’s achievement of the Adjusted Compensation EBITDA target and such annual incentives became payable under the Team Achievement Dividend Plan (“TAD”).
We believe that this program motivates our executive officers to work to improve the growth potential of the Company and supports our long range goals and strategic business initiatives.
We calculate Adjusted Compensation EBITDA for this purpose, as earnings before interest, income taxes, depreciation and amortization, further adjusted for the effects of specified period charges and gains or losses, including, among others, changes in foreign currency, non-controlling interest, severance, gains or losses on sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted Compensation EBITDA is set forth below.
We believe that focusing incentives on Adjusted Compensation EBITDA closely aligns the executive officers’ interests with those of our stakeholders. The Adjusted Compensation EBITDA targets for the Company as a whole are established by the Executive Committee of the Board when it establishes our business plan as part of our annual financial planning process, during which we assess the future operating environment and build projections of anticipated results.
For fiscal 2016, we expect to maintain a design consistent with the fiscal 2015 design.
The Executive Committee of the Board sets the threshold, target and maximum funding levels for the Adjusted Compensation EBITDA metric. Achievements at the respective levels would result in a payment at, above, or below the target level of each executive officer’s percentage of base salary. If the actual Adjusted Compensation EBITDA performance is less than the minimum threshold, no payment would occur. If the actual Adjusted Compensation EBITDA performance is greater than the maximum threshold, payments would be capped at 150% of the executive officer’s annual award target (or in the case of Mr. Brandon, it would be capped at 160% of his base salary). Payouts of the actual annual award payments are interpolated between 0% and 100% for financial performance which falls between the minimum and target thresholds and 100% and 150% (or 160% of base salary in the case of Mr. Brandon) for financial performance which falls between the target and maximum thresholds.
Notwithstanding the formulas described above for the annual incentive, the Executive Committee of the Board has the discretion to adjust the annual incentive award payouts to executive officers.
The Adjusted Compensation EBITDA target for fiscal 2015 was $750,000,000 for the Company as a whole.
In fiscal 2015, the actual Adjusted Compensation EBITDA for the Company as a whole was higher than our Adjusted EBITDA due to adjustments of $12 million primarily related to the difference between the previous year’s period-end foreign currency translation rates and the actual foreign currency translation impact on our results of operations. For more information on the calculation of our Adjusted EBITDA, refer to Note 5 of Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
Based upon the achievement of the Adjusted Compensation EBITDA metric, the executive officers payout funded at 106% of their annual target bonus for fiscal 2015.

Based on the Company’s performance the following are the final annual incentive payouts for fiscal 2015: $3,204,426 for Mr. Brandon (reflecting a pro rated payout), $743,614 for Mr. Short, $637,383 for Mr. Barry, $582,815 for Ms. Merz and $637,383 for Mr. Schwartz. Mr. Urcelay’s employment terminated in December 2015 and was entitled to a prorated annual payout of $1,318,188. Ms. Derby’s employment terminated in August 2015 and was entitled to a prorated annual payout of $413,482.
The “Grants of Plan-Based Awards in Fiscal 2015” table shows the threshold, target and maximum TAD awards that each of our named executive officers was eligible to receive in fiscal 2015. The actual payouts under TAD actually earned by our named executive officers in fiscal 2015 are discussed above and in the “Non-Equity Incentive Plan Compensation” column of the “SUMMARY COMPENSATION TABLE” below.
Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. The Executive Committee of the Board has offered long-term incentives under the 2010 Incentive Plan. The purpose of the 2010 Incentive Plan is to promote our success, and enhance our value, by providing us with the flexibility to motivate, attract, and retain the services of our employees, officers, directors, and consultants through the granting of incentive awards from time to time to such persons and by providing them with an incentive for outstanding performance. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, cash or stock based performance awards, dividend equivalents and other stock or stock based awards.
Fiscal 2015 Awards
In fiscal 2015, the shift toward granting cash awards rather than equity continued, with the exception of certain executives who received new hire equity grants.
Mr. Brandon
Pursuant to the term of his employment agreement, Mr. Brandon received a long-term cash incentive award, effective July 1, 2015, of two payments of $18,750,000 (the “Brandon Award”). The award will vest and become earned upon achievement of, in any fiscal year ending on or before the last day of the Company’s fiscal year ending January 2018, Adjusted EBITDA less average capital expenditures for the prior three fiscal years of $600,000,000. If earned, the first payment under the award will be made shortly following certification of achievement and the second payment under the award will be made one year following certification of achievement. This grant was awarded under the 2010 Incentive Plan.
Mr. Brandon was also awarded an option to purchase 2,810,000 shares of the Company’s common stock under the 2010 Incentive Plan with an exercise price of $8.00 per share, which option is subject to both a time-vesting and a performance-vesting condition (the “Brandon Options”). The time-vesting condition will be satisfied in equal monthly installments over 48 months following the grant date and the performance-vesting condition will be satisfied upon the Company’s achievement of, in any fiscal year ending on or before the last day of the Company’s fiscal year ending January 2021, Adjusted EBITDA less average capital expenditures for the prior three fiscal years of $750,000,000.
2015 Incentive Bonus
In November 2015, the Company granted Messrs. Short and Schwartz incentive bonuses of $3,000,000 and $1,200,000, respectively, under the 2010 Incentive Plan and in March 2016, the Company granted Mr. Barry an incentive bonus of $2,000,000 under the 2010 Incentive Plan (these awards and the Brandon Award, collectively referred to herein as the “2015 Incentive Bonus”). The target long-term performance cash awards were approved by the Executive Committee of the Board as recommended by Mr. Brandon. The performance vesting condition and payout structure for the 2015 Incentive Bonus is consistent with the Brandon Award, as described above. The Executive Committee of the Board determined these performance cash awards were advisable on the basis that this measurement period was in our best interests and sets realistic goals which will properly motivate our named executive officers.
2015 Award Exchange
In June 2015, certain participants were offered an opportunity to exchange their Old RSUs for New Options on a one RSU-for- two option basis (the “2015 Award Exchange”). On July 31, 2015, the Company closed its offer with a total of 64,381 Old RSUs canceled and 128,762 New Options issued under the 2010 Incentive Plan.
Messrs. Barry, Schwartz and Urcelay and Ms. Merz elected to participate in the 2015 Award Exchange, and exchanged 7,918, 9,168, 8,860 and 7,855 Old RSUs, respectively, for 15,836, 18,336, 17,720 and 15,710 New Options, respectively. Pursuant to the terms of the 2015 Award Exchange, New Options received in exchange for Old RSUs that were granted on May 24, 2013 will vest 50% on May 24, 2016 and 50% on May 24, 2017. As a condition to participating in the 2015 Award Exchange, each executive agreed that all shares issued to the executive under the 2010 Incentive Plan or the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”) will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights on any shares held by the executive (or rights to net settlement of restricted stock units to cover tax withholding) will be subject to the prior approval of the Board. The Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future.
2014 Long Term Performance Cash Awards and Previously Granted Retention Awards
In May 2014, the Company granted certain long term performance cash awards (the “2014 Long Term Incentive Awards”) under the 2010 Incentive Plan to our executive officers, including certain of our named executive officers, which were eligible for vesting based, in part, on our achievement of an Adjusted Compensation EBITDA target for fiscal 2015. In fiscal 2013 and fiscal 2014, the Company granted retention bonuses to certain of our executive officers. The 2014 Long Term Incentive Awards and these retention bonuses are described in more detail below under the section “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 TABLE.”
Perquisites and Other Arrangements
We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. Pursuant to the terms of Mr. Brandon’s employment agreement, Mr. Brandon is also entitled to travel on a private aircraft provided by the Company for business travel, travel to meetings of the Company and to meetings of the boards of directors (and committees thereof on which he serves) of certain outside boards of directors, and once per calendar quarter, to Michigan, as well as certain payments to compensate Mr. Brandon for any resulting tax obligation. In addition, in connection with Mr. Brandon’s appointment to Chief Executive Officer, he has been granted additional perquisites as described in footnote 5 of the “SUMMARY COMPENSATION TABLE.” Also, in connection with Ms. Merz’s assignment in Japan, she has been granted additional perquisites as described in footnote 10 of the “SUMMARY COMPENSATION TABLE.” We believe that providing Mr. Brandon and Ms. Merz with these additional perquisites was necessary in order to facilitate a smooth transition and allow them to focus on their respective business assignment. Perquisites are valued at the aggregate incremental cost to the Company.
For more information regarding perquisites for our named executive officers, refer to the “SUMMARY COMPENSATION TABLE.”
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

Ms. Merz participates in the Toys Canada Deferred Profit Sharing Plan (“Deferred Profit Sharing Plan”), a defined contribution plan that is tax-qualified in Canada. The Company contributes up to 8% of her earnings each year, and she is fully vested since participants are fully vested after 2 years. For fiscal 2015, Ms. Merz participated in the Toys Canada Registered Retirement Savings Plan (“RRSP”), a defined contribution plan that is tax-qualified in Canada, in which she can contribute between two percent and ten percent of her earnings annually and the Company will match 50% of such contribution up to two percent of her earnings. Any amounts the Company is not permitted to contribute under applicable law are instead paid out to Ms. Merz in a lump sum payment.
Pursuant to his employment agreement, Mr. Urcelay was entitled to receive annual contributions equal to 15% of his base salary (the “Contribution Amount”) until his retirement. The Contribution Amount was utilized to purchase certain additional annuity products from MAPFRE Vida (the “MAPFRE Policies”), which provide certain payments to Mr. Urcelay upon maturity of each policy and prior to maturity, in the event of Mr. Urcelay’s disability or death.
Benefits Upon Termination or Change of Control
Pursuant to their employment agreements and the 2010 Incentive Plan, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting the Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail below under the section “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”
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
Compensation Committee Interlocks and Insider Participation
During fiscal 2015, Matthew S. Levin, Wendy Silverstein and Nathaniel H. Taylor were the members of the Executive Committee of the Board, which serves as the Company’s Compensation Committee.
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
THE EXECUTIVE COMMITTEE OF THE BOARD
Matthew S. Levin
Wendy Silverstein
Nathaniel H. Taylor

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2015, 2014 and 2013. Messrs. Barry and Schwartz were not named executive officers in 2013 and 2014 and Messrs. Brandon and Short joined the Company in 2015 and 2014, respectively; therefore, in accordance with SEC disclosure rules, information regarding compensation for the years that those individuals were not named executive officers is not included in the table below:

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards (2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

David A. Brandon, Chairman of the Board and Chief Executive Officer(4)	2015	$2,452,023	$4,250,000	$—	$8,536,541	$3,204,426	$—	$161,549	(5)	$18,604,539

Michael J. Short, EVP - Chief Financial Officer(6)	2015	700,000	—	—	—	743,614	—	647,775	(7)	2,091,389
	2014	417,308	—	—	1,444,838	550,000	—	2,766		2,414,912

Richard Barry, EVP - Global Chief Merchandise Officer	2015	600,000	1,263,336	—	—	1,441,383	—	80,714	(8)	3,385,433

Monika M. Merz, President - Toys “R” Us Asia Pacific (9)	2015	498,757	1,060,353	—	—	1,251,149	—	805,713	(10)	3,615,972
	2014	583,256	67,654	—	58,572	750,000	—	1,058,761		2,518,243
	2013	621,921	—	471,300	471,767	230,672	—	1,196,182		2,991,842

David J. Schwartz, EVP - General Counsel & Corporate Secretary	2015	600,000	1,273,336	—	—	1,722,783	—	77,806	(11)	3,673,925

Antonio Urcelay, Former Chairman of the Board and Chief Executive Officer(12)	2015	1,057,041	3,211,747	—	—	3,648,406	—	2,009,247	(13)	9,926,441
	2014	1,313,100	104,245	—	308,074	2,165,000	—	1,444,977		5,335,396
	2013	1,238,637	332,700	8,533,000	791,356	443,266	—	963,015		12,301,974

Deborah Derby, Former Vice Chairman & EVP(14)	2015	366,154	1,446,680	—	—	413,482	—	1,443,091	(15)	3,669,407
	2014	700,000	119,632	—	43,750	980,000	—	157,819		2,001,201
	2013	627,308	115,000	350,100	735,311	—	—	1,553,518		3,381,237

(1)
The amount for Mr. Brandon represents a sign-on bonus. For Messrs. Barry and Schwartz and Mses. Merz and Derby the 2015 amounts represent 2013 Retention Bonuses of $1,200,000, $1,200,000, $997,513 and $1,400,000, respectively, as well as lump sum bonuses in lieu of a 2015 merit increase of $63,336, $73,336, $62,840 and $46,680, respectively. For Mr. Urcelay the 2015 amount represents the 2013 Retention Bonus and 2014 Retention Bonus of $1,283,892 and $1,856,975, respectively, and a lump sum bonus in lieu of a 2015 merit increase of $70,880. Refer to “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 TABLE” below for further details on the retention bonuses.

(2)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” Refer to the “OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END” table below for the vesting terms and conditions of these awards which are outstanding at the end of fiscal 2015. There was no incremental expense associated with the 2015 Award Exchange in which Messrs. Barry, Schwartz and Urcelay and Ms. Merz received New Options in place of Old RSUs. Amounts reported reflect the incremental expense recognized in fiscal 2014 (computed in accordance with ASC 718) related to option exchanges which was $58,572 for Ms. Merz, $308,074 for Mr. Urcelay, and $6,948 for Ms. Derby. Amounts reported also reflect the incremental expense recorded during fiscal 2013 (computed in accordance with ASC 718) related to certain awards that were required to be liability-classified as a result of certain amendments to the Management Equity Plan.  The incremental expense recognized in fiscal 2013 related to an option exchange and option extension which was $10,333 for Ms. Merz, $270,883 for Mr. Urcelay, and $172 for Ms. Derby.

(3)
These amounts represent the annual incentive bonus, as well as the 2014 Long Term Incentive Award that was granted in 2014 and will be paid in April 2016 as a result of the Company meeting the performance targets. Messrs. Brandon, Short, Barry, Schwartz and Urcelay and Mses. Merz and Derby received an annual incentive bonus of $3,204,426, $743,614, $637,383, $637,383, $1,318,188, $582,815 and $413,482, respectively (pro-rated in the case of Mr. Urcelay and Ms. Derby). Messrs. Barry, Schwartz and Urcelay and Ms. Merz will receive $804,000, $1,085,400, $1,330,218 and $668,334, respectively, related to the 2014 Long Term Incentive Award, subject to continued service through April 2016 (except in the case of Mr. Urcelay due to his retirement). Additionally, Mr. Urcelay also received a Special Performance Bonus in Q3 2015 of $1,000,000 as a result of the Company meeting certain performance targets. Refer to “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 TABLE” below for further details on the 2014 Long Term Incentive Award and the Special Performance Bonus.

(4)	Mr. Brandon was hired in June 2015. The amounts presented for fiscal 2015 represent his pro rata compensation.

(5)
Includes $140,290 for relocation costs paid by the Company inclusive of gross-up amount of $62,010, $8,924 for car allowances and car lease, $11,467 for the incremental costs to the Company (calculated based upon the hourly rate, fuel costs and flight crew expenses) for Mr. Brandon’s personal usage of the corporate plane inclusive of gross-up amount of $3,335, and $868 of other items including for life insurance premiums and long-term disability premiums. Mr. Brandon is also permitted to have additional guests on the corporate plane for which there is no incremental cost to the Company.

(6)	Mr. Short was hired in June 2014. The amounts presented for fiscal 2014 represent his pro rata compensation.

(7)
Includes $585,666 for relocation costs paid by the Company inclusive of gross-up amount of $46,014, $39,400 of Company contribution to the SERP, $20,000 for financial planning, and $2,709 of other items including for life insurance premiums, Company contributions to a Health Savings Account and long-term disability premiums.

(8)
Includes $41,400 of Company contribution to the SERP, $21,600 for car allowance, $13,154 of Company matching contribution to the Savings Plan and $4,560 of other items including for financial planning, life insurance premiums, Company contribution to Health Savings Account and long-term disability premiums.

(9)	Ms. Merz is compensated in Canadian Dollars which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2015 - 1.0000 CAD = 0.7685 USD
• Fiscal 2014 - 1.0000 CAD = 0.8987 USD
• Fiscal 2013 - 1.0000 CAD = 0.9633 USD
• For fiscal 2015, as it relates to the payments of the lump sum bonus in lieu of 2015 merit increase, the payout was converted using the exchange rate on the date of payment of 1.0000 CAD = 0.7923 USD.
• For fiscals 2014 and 2015, as it relates to the payment of the annual incentive, the payout was and will be, respectively, converted to Canadian dollars on the date of payment.

While she is on an ex-patriate assignment in Japan, certain benefits are paid for in Japanese Yen which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2015 - 1.0000 JPY = 0.00827 USD
• Fiscal 2014 - 1.0000 JPY = 0.00937 USD
• Fiscal 2013 - 1.0000 JPY = 0.01012 USD

(10)
Includes gross-up amounts of $264,347 for host country local benefits, $135,990 for Japanese estimated national income tax for fiscal 2015, $148,931 for housing, $98,396 Company contributions to the Deferred Profit Sharing Plan, $50,432 for a Cost of Living Allowance (COLA), $41,383 for home leave for Ms. Merz and her spouse, $24,396 for tax equalization, $15,370 for a car allowance, $7,097 for Executive Wellness (benefit expenses not covered by the health plan), $5,103 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, and $14,268 of other items including for Company contribution to the RRSP, utilities, club fees for the American Club, tax preparations, furniture rental and language lessons.

(11)
Includes $41,400 of Company contribution to the SERP, $21,600 for car allowance, $10,600 of Company matching contributions to the Savings Plan, and $4,206 of other items including for an Executive Physical, life insurance premiums, Company contribution to the Health Savings Account and long-term disability premiums.

(12)	Mr. Urcelay is compensated in Euros which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2015 - 1.0000 EURO = 1.1030 USD
• Fiscal 2014 - 1.0000 EURO = 1.3131 USD
• Fiscal 2013 - 1.0000 EURO = 1.3308 USD
• For fiscal 2015, as it relates to the payments of the lump sum bonus in lieu of 2015 merit increase, the payout was converted using the exchange rate on the date of payment of 1.0000 EURO = 1.076 USD, the Special Performance Bonus was converted using the exchange rate on the date of payment of 1.0000 EURO = 1.091 USD and the 2014 Retention Bonus was converted using the exchange rate on the date of payment of 1.0000 EURO = 1.1077 USD.
• For fiscals 2014 and 2015, as it relates to the payment of the annual incentive, the payout was and will be, respectively, converted to Euros on the date of payment.

(13)
Includes gross-up amounts of $1,559,985 for United States taxes paid by the Company, $321,263 for the purchase of annuity products under the MAPFRE Policies inclusive of gross-up amount of $155,813, $66,032 for commuting expenses, $29,591 for executive life insurance premiums, $18,733 for a leased car, $13,086 for executive medical premiums and $557 for financial planning services.

(14)	Ms. Derby’s employment was terminated in August 2015. The salary and annual incentive bonus amounts presented for fiscal 2015 represent her pro rata compensation.

(15)
Includes $1,400,000 for severance earned in fiscal 2015, $16,461 for financial planning services, $8,770 for a leased car, $8,246 of Company matching contribution to the Savings Plan, $5,760 for COBRA costs, and $3,854 of other items including for an Executive Physical, Company contribution to a Health Savings Account, life insurance premiums and long-term disability premiums.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015
The following table provides information on grants of plan-based awards to our named executive officers in fiscal 2015:

					Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards (#/sh)(1)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Award Type		Approval Date	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)		Maximum (#)
Brandon	TAD	(3)(4)			—	$4,500,000	$6,000,000	—	—		—	—	—		$—	$—
	LTIP	(5)(6)			—	37,500,000	—	—	—		—	—	—		—	—
			5/31/2015	7/1/2015	—	—	—	—	2,810,000	(7)	—	—	—		8.00	8,536,541	(7)

Short	TAD	(3)(4)			—	700,000	1,050,000	—	—		—	—	—		—	—
	LTIP	(5)(6)			—	3,000,000	—	—	—		—	—	—		—	—

Barry	TAD	(3)(4)			—	600,000	900,000	—	—		—	—	—		—	—
			3/5/2015	8/3/2015	—	—	—	—	—		—	—	15,836	(8)	8.00	—	(8)

Merz	TAD	(3)(4)			—	548,632	822,948	—	—		—	—	—		—	—
			3/5/2015	8/3/2015	—	—	—	—	—		—	—	15,710	(8)	8.00	—	(8)
								—	—		—
Schwartz	TAD	(3)(4)			—	600,000	900,000	—	—		—	—	—		—	—
			3/5/2015	8/3/2015	—	—	—	—	—		—	—	18,336	(8)	8.00	—	(8)
	LTIP	(5)(6)			—	1,200,000	—	—	—		—	—	—		—	—

Urcelay	TAD	(3)(4)			—	1,585,562	2,378,343	—	—		—	—	—		—	—
			3/5/2015	8/3/2015	—	—	—	—	—		—	—	17,720	(8)	8.00	—	(8)

Derby(9)	TAD	(3)(4)			—	770,000	1,155,000	—	—		—	—	—		—	—
			3/5/2015	8/3/2015	—	—	—	—	—		—	—	11,670	(8)	8.00	—	(8)

(1)
We utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015, the most recent valuation date prior to the date of the grant. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(2)
These awards were granted under the 2010 Incentive Plan. These amounts represent the aggregate grant date fair value, if any, as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION” for further information.

(3)
These amounts reflect estimated possible payouts under our TAD granted for fiscal 2015. Each named executive officer’s target payout was the following percentage of his or her base salary: 120% for Mr. Brandon, 110% for Ms. Merz, 100% for Mr. Short, Mr. Barry and Mr. Schwartz, 150% for Mr. Urcelay and 110% for Ms. Derby. Mr. Brandon is eligible for a prorated annual short-term incentive based on the actual number of days he is employed in fiscal year 2015, which would result in a target of $2,942,428 and a maximum of $3,923,237. Mr. Urcelay’s employment was terminated in December 2015 and he was eligible for a prorated annual short-term incentive award through October 31, 2015 for fiscal year 2015. Ms. Derby’s employment was terminated in August 2015 and she was eligible for a prorated annual short-term incentive award through August 3, 2015 for fiscal year 2015. The target payout is based solely on the Company's fiscal performance profitability metric, Adjusted Earnings Before Interest Taxes Depreciation and Amortization used for compensation purposes. For more information, refer to the “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” section set forth above.

(4)
The Executive Committee of the Board sets the threshold, target and maximum funding levels for the Adjusted Compensation EBITDA of the TAD. Achievements at the respective levels would result in a payment at, above, or below the target level of each executive officer’s percentage of base salary. If the actual Adjusted Compensation EBITDA performance is less than the minimum threshold, no payments would occur. If the actual Adjusted Compensation EBITDA performance is greater than the maximum threshold, payments would be capped at 150%, or 160% of base salary for Mr. Brandon, of the executive officer’s annual TAD award target. Payouts of the actual annual TAD award payments are interpolated between 0% and 100% for financial performance which falls between the minimum and target thresholds and 100% and 150%, or 160% of base salary for Mr. Brandon, for financial performance which falls between the target and maximum thresholds. For a further description of these awards, refer to the “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” set forth above.

(5)
These amounts reflect estimated possible payouts under our long-term incentive plan awards granted during fiscal 2015. For more information, refer to the “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG TERM INCENTIVE” section set forth above.

(6)
These awards were granted under the 2010 Incentive Plan and shall vest and become non-forfeitable if, in any fiscal year of the Company ending on or before the last day of the Company's fiscal year ending January 2018, the Company achieves $600,000,000 in Adjusted EBITDA less the average capital expenditures for the prior three fiscal years. Payout of 50% of the award is within 30 days following the date on which the annual audited financial statements of the Company are delivered to the Company and approved by the Board. The remaining 50% of the payout is on the first anniversary of the first payment date.

(7)
This award was granted under the 2010 Incentive Plan and is subject to time-vesting and performance-vesting conditions. The performance-vesting condition shall be satisfied if, in any fiscal year of the Company ending on or before the last day of the Company's fiscal year ending 2021, the Company achieves $750,000,000 in Adjusted EBITDA less the average capital expenditures for the prior three fiscal years. The time-vesting condition will be satisfied in equal monthly installments over a period of forty-eight (48) months from the Grant Date.

(8)
These options were granted under the 2010 Incentive Plan in exchange for forfeiting the remaining outstanding restricted stock units that were granted on May 24, 2013. There was no incremental expense associated with this exchange (computed in accordance with ASC 718).

(9)	Ms. Derby’s options are included because they were granted on August 3, 2015. These options were unvested and therefore forfeited upon her termination on August 3, 2015.
NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 TABLE:
2010 Incentive Plan
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, cash or stock based performance awards, dividend equivalents and other stock or stock based awards.

Under the 2010 Incentive Plan, shares of common stock covered by awards that are terminated, canceled, forfeited or settled in cash, lapse without the payment of consideration, or are otherwise withheld, repurchased or not issued, may be granted again under the 2010 Incentive Plan. Generally, an unexercised or restricted award will not be transferable or assignable by a participant other than to the Company or an affiliate or by will, estate planning or by the laws of descent and distribution. Recipients of specified awards under the 2010 Incentive Plan are also subject to certain restrictive covenants, including confidentiality, non-competition and non-solicitation covenants, during their employment and for a specified period of time after termination of employment.
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
The Board at any time may terminate the 2010 Incentive Plan and make such amendments as it deems advisable under the 2010 Incentive Plan, provided that certain amendments are subject to stockholder approval and the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options and other awards held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END” table.
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
In May 2015, the 2010 Incentive Plan was further amended to increase the number of shares available thereunder by 3,000,000 shares. Additionally, in March 2016, the 2010 Incentive Plan was further amended to increase the number of shares available thereunder by 1,000,000 shares.
2014 Option Exchange, 2015 Award Exchange and 2014 Short Option Award
In September 2014, certain participants were offered an opportunity to exchange their old options under the Company’s Management Equity Plan or the Company’s 2010 Incentive Plan for new options on a one-for-one basis (“2014 Option Exchange”). On October 10, 2014, the Company closed its offer with a total of 1,566,307 Old Options canceled and an equal amount of new options issued under the 2010 Incentive Plan. Messrs. Barry, Schwartz and Urcelay and Ms. Merz elected to participate in the 2014 Option Exchange, and exchanged 40,309, 146,695, 181,877 and 48,896 old Options, respectively, for an equal number of new options.
In June 2014, Mr. Short received a one-time award of 450,000 stock options (“Additional Options”), 50% of which will vest in four equal annual installments commencing October 10, 2015 with the remaining Additional Options subject to performance and time vesting and which will only be deemed fully vested when they have both time vested and performance vested. In addition, Mr. Short received a one-time award of 30,000 stock options, which will vest in four equal annual installments commencing October 10, 2015 (these options and the Additional Options collectively referred to herein as the “2014 Short Option Award”). For more information, see “OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END.”
Pursuant to the terms of the award agreements for the 2014 Option Exchange, the 2015 Award Exchange and the 2014 Short Option Award, the portion of an executive officer’s stock options that have fully vested as of such executive officer’s termination date (unless termination was due to cause) shall be exercisable up to the applicable expiration date as set forth in the respective award.
2014 Long Term Performance Cash Awards
In May 2014, we granted certain long-term performance cash awards (the “2014 Long Term Incentive Awards”) under the 2010 Incentive Plan to our executive officers, including certain of our named executive officers. The target long-term performance cash awards as a percentage of base salary for our named executive officers were as follows: 100% for Mr. Barry and Ms. Merz, 135% for Mr. Schwartz, 120% for Mr. Urcelay and 135% for Ms. Derby.
The long-term performance cash award will vest and become payable based on achievement of the performance metric for fiscal 2015 and continuous service over a two year period ending in April 2016 (with certain exceptions, including retirement).

The 2014 Long Term Incentive Award’s target is Adjusted Compensation EBITDA of $800,000,000 for fiscal 2015, based upon achievement (further adjusted based on 2014 budgeted foreign exchange rates), the 2014 Long Term Incentive Award will pay out at 134% of target assuming continuous service through the period ending in April 2016 (other than for Mr. Urcelay who retired in 2015). Messrs. Barry, Schwartz and Urcelay and Ms. Merz shall be entitled to receive the following payments: $804,000, $1,085,400, $1,330,218 and $668,334, respectively. As Ms. Derby’s employment terminated in August 2015, she forfeited her 2014 Long Term Incentive Award.
On October 14, 2014, Toys “R” Us, Inc., Branch in Spain, a subsidiary of the Company (“Toys Spain”) and Mr. Urcelay entered into an amendment to his employment agreement with Toys Spain, dated March 3, 2014. Pursuant to the amendment, Mr. Urcelay was eligible to receive a performance bonus (the “Special Performance Bonus”) equal to $1,000,000 subject to the achievement of Consolidated Adjusted EBITDA of $600,000,000 for the twelve month period ending on the last day of the Company’s third fiscal quarter of 2015. The Special Performance Bonus was paid out in December 2015.
Retention Bonuses
In fiscal 2013, the Company granted Messrs. Barry, Schwartz and Urcelay and Ms. Merz retention bonuses (the “2013 Retention Bonus”) in the amount of $1,200,000, $1,200,000, €1,164,000 ($1,500,047 based on the Company’s average annual conversion rate in fiscal 2012 as specified in the award agreement) and CAD $1,298,000 ($1,300,856 million based on the Company’s average annual conversion rate in fiscal 2012 as specified in the award agreement), respectively, and Ms. Derby in the amount of $1,400,000 which was granted in fiscal 2014 pursuant to her amended employment agreement, which vested and were paid in March 2015.
In fiscal 2014, the Company granted Messrs. Barry and Schwartz and Mses. Derby and Merz retention bonuses (the “2014 Retention Bonus”) in the amount of $600,000, $600,000, $700,000 and CAD $649,000 ($583,256 based on the Company’s average annual conversion rate in fiscal 2014), respectively, which became payable on March 11, 2016 subject to their continued employment with the Company on such date. If their employment were to have been terminated by the Company for any reason other than Cause on or after September 11, 2015 and before final payout in March 2016, then the retention bonus would have been paid to the respective executive officer on a pro rata basis based on the number of full months that had elapsed from March 11, 2014. In making these grants, the Executive Committee of the Board determined these awards to be advisable in promoting retention and incentivizing these officers during a transition period. As Ms. Derby’s employment terminated in August 2015, she was not entitled to a pro rata payout under the 2014 Retention Bonus.
Pursuant to the amendment to his employment agreement, Mr. Urcelay was granted a 2014 Retention Bonus of $2,000,000, which was subsequently reduced to $1,856,975 in connection with Mr. Urcelay’s retirement and vested on October 31, 2015.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END
The following table provides information with respect to the option awards and stock awards held by the named executive officers at fiscal year-end:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date(8)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Brandon	7/1/2015	(1)	—	—	2,810,000	$8.00	7/1/2025	—	—	—	—

Short	10/10/2014	(2)	7,500	22,500	—	8.00	10/10/2024	—	—	—	—
	10/10/2014	(2)	56,250	168,750	—	8.00	10/10/2024	—	—	—	—
	10/10/2014	(3)	—	—	225,000	8.00	10/10/2024	—	—	—	—

Barry	10/10/2014	(4)	11,214	3,738	—	8.00	10/10/2021	—	—	—	—
	10/10/2014	(2)	6,339	19,018	—	8.00	12/23/2023	—	—	—	—
	8/3/2015	(5)	—	15,836	—	8.00	8/3/2025	—	—	—	—

Merz(7)	10/10/2014	(2)	12,224	36,672	—	8.00	12/23/2023	—	—	—	—
	8/3/2015	(5)	—	15,710	—	8.00	8/3/2025	—	—	—	—

Schwartz	10/10/2014	(4)	17,604	5,868	—	8.00	10/10/2021	—	—	—	—
	10/10/2014	(4)	18,256	6,086	—	8.00	10/10/2021	—	—	—	—
	10/10/2014	(2)	12,103	36,312	—	8.00	12/23/2023	—	—	—	—
	10/10/2014	(4)	37,849	12,617	—	8.00	10/10/2021	—	—	—	—
	8/3/2015	(5)	—	18,336	—	8.00	8/3/2025	—	—	—	—

Urcelay(7)	10/10/2014	(4)	122,841	—	—	8.00	10/10/2021	—	—	—	—
	10/10/2014	(2)	59,036	—	—	8.00	12/23/2023	—	—	—	—
	10/14/2014	(6)	363,700	—	—	8.00	11/5/2023	—	—	—	—
	8/3/2015	(5)	17,720	—	—	8.00	8/3/2025	—	—	—	—

Derby(9)	—		—	—	—	—	—	—	—	—	—

(1)
These options are subject to both a time-vesting and a performance-vesting condition. The time-vesting condition will be satisfied in equal monthly installments over 48 months following the grant date and the performance-vesting condition will be satisfied upon the Company’s achievement, in any fiscal year ending on or before the last day of the Company’s fiscal year ending January 2021, of $750,000,000 of Adjusted EBITDA less average capital expenditures for the prior three fiscal years. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

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

(5)
These awards vest 50% on May 24, 2016 and 50% on May 24, 2017. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(6)
The options issued in replacement of restricted stock units are subject to the same vesting schedule that applied to the restricted stock units as of immediately prior to the cancellation (50% vested on October 31, 2014, and 12.5% vested on each of January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015).

(7)
The awards granted to Ms. Merz will become fully vested and exercisable upon retirement as she meets the age and service criteria for retirement (i.e. voluntary termination of employment after attaining age 60 with at least ten years of continuous service to the Company). Upon retirement in December 2015, the awards granted to Mr. Urcelay became fully vested and exercisable as he met the age and service criteria for retirement. Ms. Merz has announced her retirement from the Company effective May 31, 2016. Upon retirement, the awards granted to Ms. Merz will become fully vested and exercisable as she has met the age and service criteria for retirement.

(8)
Pursuant to the terms of the award agreements for the 2014 Option Exchange and the 2015 Award Exchange, the portion of an executive officer’s stock options that have fully vested as of such executive officer’s termination date (unless termination was due to cause) shall be exercisable up to the applicable expiration date as set forth in the respective award.

(9)	Ms. Derby’s employment was terminated in August 2015, therefore, all outstanding and unvested options were forfeited.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2015
The following table provides information regarding the values realized by our named executive officers upon the exercise of stock options and vesting of stock awards in fiscal 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Brandon	—	$—	—	$—
Short	—	—	—	—
Barry	—	—	7,917	63,336
Merz	—	—	7,855	62,840
Schwartz	—	—	9,167	73,336
Urcelay	—	—	8,860	70,880
Derby	—	—	5,835	46,680

(1)
In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015, the most recent determination date prior to the date of vesting. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2015
The following table provides information regarding contributions, earnings and balances for our named executive officers under nonqualified deferred compensation plans:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions(3)	Aggregate Balance at Last FYE (4)
Brandon	$—	$—	$—	$—	$—
Short	—	39,400	(273)	—	39,127
Barry	—	41,400	(4,650)	—	167,683
Merz	—	—	—	—	—
Schwartz	—	41,400	(64,584)	—	285,429
Urcelay (5)	—	321,263	66,137	—	1,289,890
Derby	—	—	1,751	31,991	—

(1)
We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the eligible executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Due to the fact that Mr. Brandon’s employment commenced in July 2015, he was not eligible to participate in the Savings Plan and the SERP plan as he did not yet satisfy length of employment criteria set forth under the plans. Due to the fact that Ms. Derby’s employment terminated in August 2015, she did not receive a contribution during fiscal 2015. Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our TAD but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee of the Board may at its discretion also credit additional notional contributions if the Company had an exceptional year.

(2)	All contributions that we made for each executive officer for fiscal 2015 were included in the “All Other Compensation” column of the “SUMMARY COMPENSATION TABLE” above.

(3)
Earnings on nonqualified deferred compensation were not required to be reported in the “SUMMARY COMPENSATION TABLE”. Each U.S. executive’s SERP account is credited or debited with “Declared Interest,” which is based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums upon termination of the participant’s employment with the Company. In conjunction with Ms. Derby’s employment with the Company being terminated in August 2015, Ms. Derby received a SERP distribution paid in a lump sum.

(4)
Of the aggregate balance amount set forth in this column, $30,240 was previously reported in the Summary Compensation table for Ms. Derby for prior fiscal years and $1,608,615 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

(5)
These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices which become payable upon retirement, although no distributions were made to Mr. Urcelay in fiscal 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We maintain employment agreements with each of our named executive officers. These agreements provide certain benefits upon termination of employment or change of control and certain restrictive covenants, as described below.

For Messrs. Brandon, Short, Barry and Schwartz
Termination for Cause, Resignation Without Good Reason (including Retirement).  If one of the above named executives’ employment is terminated for cause or he or she resigns without good reason (as such terms are defined in each of their employment agreements) including retirement, the executive will receive:

•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans; and

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of the executive’s termination.
In addition, if the employment for Mr. Short is terminated for cause or he resigns without good reason, Mr. Short shall be required to reimburse the Company for 100% of relocation expenses if such termination occurs on or before the second anniversary of the commencement date of employment and 50% of such expenses if such termination occurs after the second anniversary of the commencement date of employment but before the third anniversary for of the commencement.
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

•
a pro rata portion of the executive’s annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to the executive’s target annual incentive award; and

•
continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period (in the case of Messrs. Brandon, Barry and Schwartz) or the end of an eighteen (18) month period (in the case of Mr. Short) commencing on the date of termination of employment or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Mr. Brandon shall also be entitled to the following:

•
upon execution of a release of claims in favor of the Company, an amount equal to 1.6 times his then-current base salary, which amount is payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs within two years after a change in control (as defined in the 2010 Incentive Plan);

•
if a change in control of the Company occurs prior to a public offering and Mr. Brandon receives payments and benefits that would cause him to be subject to the excise tax triggered under Section 4999 of the Internal Revenue Code, he will receive an additional amount sufficient to cover 50% of (i) the amount of such excise tax and (ii) any applicable federal, state income and employment taxes that may apply to the additional amounts paid; and

•
reimbursement of all costs: (i) reasonably incurred in connection with relocating his family back to Michigan and (ii) all costs incurred in connection with the early termination of his lease for housing in the New Jersey area.

Messrs. Barry, Schwartz and Short shall also be entitled to the following:

•
upon execution of a release of claims in favor of the Company, an amount equal to two times the sum of (x) the executives then-current base salary and (y) executive’s target annual bonus (provided however, if Mr. Short’s employment terminates prior to the second anniversary of the commencement of his employment (June 23, 2016), he shall only be entitled to an amount equal to the two times the sum of his then-current base salary), which amount is payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs within two years after a change in control (as defined in the 2010 Incentive Plan).
Restrictive Covenants. During the term of their employment and during the twenty four (24) month period commencing on the date of termination of employment, each of Messrs. Brandon, Barry, Schwartz and Short have agreed not to:

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
For Ms. Merz
Termination for Cause, Resignation Without Good Reason (including Retirement). If Ms. Merz’s employment is terminated for cause or she resigns without good reason (as such terms are defined in each of their employment agreements) including retirement, she will receive:

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

•
upon execution of a release of claims in favor of the Company, an amount equal to two (2) times the sum of: (x) her current base salary for the fiscal year in which her employment was terminated and (y) her target annual incentive award, payable in equal installments for twenty four (24) months in accordance with normal payroll periods; provided if

Ms. Merz is terminated without cause or resigns for good reason within six months prior to, or two years following, a change in control, such payment will be in a lump sum; and

•
continuation of dental and life insurance benefits, with the executive paying a portion of such costs as if her employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment or (ii) time she accepts other employment and becomes eligible for dental and life insurance coverage.

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

For Mr. Urcelay
Pursuant to the terms of his employment agreement and as a result of Mr. Urcelay’s retirement in December 2015, Mr. Urcelay will be entitled to a lump sum payment of €1,195,093 ($1,318,188 based on the Company’s average annual conversion rate in fiscal 2015), which represents his pro rata payout under the TAD for fiscal 2015. Additionally, Mr. Urcelay will be entitled to a lump sum payment of €1,206,000 ($1,330,218 based on the Company’s average annual conversion rate in fiscal 2015), which represents his pro rata payout for the 2014 Long Term Performance Cash Award. In addition, Mr. Urcelay’s prior grants of 92,708 stock options, with a $741,664 value as of January 30, 2016, based on an $8.00 per share value, became fully vested. In addition, pursuant to the terms of the employment agreement, Mr. Urcelay is subject to a non-compete covenant for a twenty four (24) month period.
For Ms. Derby
Prior to Ms. Derby’s termination in August 2015, we maintained an employment agreement with her with similar terms and restrictive covenants to the agreement described above for Mr. Short. The termination of her employment with us was treated as a termination without cause pursuant to her employment agreement. Pursuant to her employment agreement, Ms. Derby received a severance payment of a lump sum amount of $1,400,000. Ms. Derby will also be entitled to a lump sum payment of $413,482, which represents her pro rata payout under the TAD for fiscal 2015. In addition, Ms. Derby is entitled to continuation of medical, dental and life insurance benefits, with Ms. Derby paying a portion of such costs as if her employment had not terminated, until the earlier to occur of (i) August 2017 or (ii) the date on which Ms. Derby commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer (the “Benefit Continuation Period”). The estimated Company cost during the Benefit Continuation Period is $18,115. Upon expiration of the Benefit Continuation Period, Ms. Derby shall be entitled to pay the premium charged to former employees of the Company, pursuant to Section 4980B of the Code, for continued benefit coverage until Ms. Derby turns 65. The estimated Company cost for these continued benefits is $337,729. In addition, pursuant to the terms of the employment agreement, Ms. Derby is subject to certain restrictive covenants, including non-compete, non-solicit and confidentiality obligations for a twenty four (24) month period.
The 2010 Incentive Plan
The 2010 Incentive Plan and the award agreements thereunder govern the vesting and exercise of stock options, restricted stock, restricted stock units and cash-based incentives upon termination of employment.

Under the 2010 Incentive Plan and the award agreements thereunder, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason (other than death, disability, retirement or change in control (as such terms are defined in the 2010 Incentive Plan)), then the portion of such executive officer’s stock options, cash or stock-based performance awards, restricted stock and restricted stock units that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time, other than with respect to the 2015 Incentive Bonus and the Brandon Options, as described below. In the event an executive officer ceases to be employed by the Company or any of its subsidiaries by reason of death, disability or retirement and unless their award agreement or employment agreement states otherwise, then, other than with respect to the 2015 Incentive Bonus and the Brandon Options as described below, (i) all outstanding stock options will become fully vested; (ii) all time-based vesting restrictions will lapse and be deemed fully satisfied as on the Termination Date; and (iii) all the payout opportunities attainable under outstanding performance-based awards will be deemed to have been earned by the executive officer as of the Termination Date (except as it relates to Mr. Short’s Additional Options, in which case the performance vesting conditions will not be waived) and the amount to be paid to the executive officer, if any, will be based on the actual level of achievement of all relevant performance goals against target and will be measured as of the end of the performance period in which such termination occurred and such amount will be a pro rata payout based upon the length of time within the performance period that had elapsed prior to the Termination Date over the performance period. As of March 2016, Ms. Merz is currently retirement eligible and has notified the Company of her intention to retire effective May 2016.
Under the 2010 Incentive Plan and unless the award agreements thereunder states otherwise, the portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) one year after such executive officer’s Termination Date if the executive officer is terminated due to death, disability or retirement or is terminated without cause or for good reason; (ii) 90 days after such executive officer’s Termination Date if the executive officer terminates without good reason (unless such termination occurs after the executive officer has attained eligibility for retirement); and (iii) immediately upon termination if such executive officer is terminated with cause. Award agreements for awards issued in the 2014 Option Exchange, 2015 Award Exchange and the 2014 Short Option Award provide that vested awards will remain exercisable until the original expiration date of such awards.
Unless otherwise specified in an award agreement, if an executive officer’s employment with the Company or any of its subsidiaries is terminated for any reason (including a termination by the Company with or without cause, a resignation by the Participant for any reason, or a termination due to retirement, death or disability), then at any time during the one (1) year period commencing on the later of (i) the termination date of employment and (ii) for each share of stock acquired upon exercise of an option, the date on which such share was acquired upon such exercise, the Company may elect to purchase all or any portion of the shares of stock issued or issuable to such individual at a price per share equal to the fair market value thereof, in each case as determined as of a date determined by the Board that is the anticipated date of the closing of the repurchase. In addition, if the Company does not repurchase all of the executive’s shares, the Sponsors shall have the right to repurchase such shares of stock.
Unless otherwise specified in an employment agreement, upon the occurrence of a change in control (as defined in the 2010 Incentive Plan), (i) awards for outstanding time-based stock options will become fully exercisable, (ii) all other outstanding awards will no longer be subject to time-based vesting restrictions, and (iii) awards subject to performance-vesting conditions will be deemed to have fully earned a pro rata payout of the target payout based upon the length of time within the performance period that had elapsed prior to the change in control over the performance period, provided that (x) the performance-vesting conditions will not be waived for Mr. Short’s Additional Options and (y) all payments for the 2015 Incentive Bonus and the vesting of the Brandon Options shall be in full and shall not be pro-rated. Please refer to the “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE” above and the “SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” tables below for more information.
For the expiration and vesting of option awards in connection with the 2014 Option Exchange and the 2015 Award Exchange, please “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARD IN FISCAL 2015 TABLE”.
2015 Incentive Bonus
The 2015 Incentive Bonus will vest upon the achievement of specified performance criteria consistent with the Brandon Award granted in July 2015, including Consolidated Adjusted EBITDA less Capital Expenditure criteria in any fiscal year of the Company ending on or before January 2018, payable in two installments. The first installment is payable within thirty (30) days following the date on which the performance criteria is achieved with the second installment payable on the first anniversary of the first payment date. Assuming their employment terminates on or prior to the end of fiscal 2018 for any reason other than for cause or without good reason, Messrs. Brandon, Barry, Short and Schwartz will be entitled to the payout of their 2015 Incentive Bonus, provided that the performance metric is achieved during the fiscal year in which their employment terminates, all subject to the terms of their respective award agreements. Refer to “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL—SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” below for further details.
Brandon Options
If Mr. Brandon’s employment is terminated by the Company without Cause (and not due to death or permanent disability) or by him for Good Reason (as such terms are defined in his employment agreement, where Good Reason includes notice by the Company that it is not extending the employment term), then the time-vesting condition will be deemed satisfied in full and the option will remain outstanding through the last day of the fiscal year subsequent to the fiscal year in which such termination occurs for purposes of determining whether the performance-vesting condition has been satisfied. If Mr. Brandon’s employment is terminated due to death or permanent disability, then the time-vesting condition will be deemed satisfied in full and, for purposes of determining whether the performance-vesting condition has been satisfied, the option will remain outstanding through the last day of the fiscal year in which such termination occurs. In either case, if the performance-vesting condition is satisfied during the applicable post-termination period, the option will vest in full, and if not satisfied during the applicable period, will be forfeited without consideration. If Mr. Brandon terminates his employment without Good Reason, the unvested portion of the option will be canceled without consideration. The option will vest and become exercisable in full upon a change in control. The vested portion of the option will remain exercisable until the tenth anniversary of the grant date. If Mr. Brandon’s employment is terminated by the Company for Cause, the vested and unvested portions of the option shall be immediately forfeited without consideration.
If the option has vested, Mr. Brandon has the right, exercisable at any time after June 29, 2020 and until the earlier of a change in control or a public offering of the Company, and subject to applicable law and restrictions in the Company’s debt and equity financing agreements, to sell back to the Company 50% of the shares of the Company’s common stock that he received upon exercise of the option or, to the extent not exercised, 50% of the shares remaining subject to the option, at the then current per share fair market value (less the exercise price for shares that remain subject to the option) as determined by the Board of Directors, which determination shall take into account, but not be bound by, certain specified factors.
Retention Bonus
If the employment of Messrs. Barry and Schwartz and Ms. Merz had been terminated by the Company without cause, the executive officer would have been entitled to receive a pro rata portion of their respective 2014 Retention Bonus, granted in fiscal 2014 (based upon the number of months elapsed since March 2014) in the event their employment would have terminated after September 11, 2015 and before March 11, 2016, and such amount would have been paid as a lump sum payment within thirty (30) days following the date of such termination.
Summary of Payments and Benefits Upon Termination or Change in Control
TAD Plan
Under the TAD plan, unless otherwise stated in an executive officer’s employment agreement, an executive officer, who retires after the plan year but before the payout date, will still be eligible to receive their TAD award if they retire after attaining age sixty (60) and more than ten (10) years of continuous service.
Also, and unless otherwise stated in an executive officer’s employment agreement, the beneficiary or estate of a deceased executive officer during a plan year shall be entitled to a pro rata portion of the TAD award, assuming applicable performance goals are achieved, based on the date of death and number of days the executive officer was employed during the plan year.

The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers, other than Mr. Urcelay and Ms. Derby, would receive if there was a change in control and/or his or her employment was terminated on January 30, 2016 under the various circumstances described in the tables. Unless otherwise indicated in the tables below, the awards granted under the 2010 Incentive Plan are subject to the repurchase rights and other rights and obligations described above:
DAVID A. BRANDON

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation for Good Reason	Retirement(1)	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance(2)	$—	$6,000,000	$—	$—	$—	$—	$6,000,000
Fiscal 2015 TAD(3)	—	3,204,426	—	3,204,426	3,204,426	3,204,426	3,204,426
2015 Incentive Bonus(4)	—	37,500,000	—	37,500,000	37,500,000	37,500,000	37,500,000
Fiscal 2015 Stock Option Grant(5)	—	—	—	—	—	—	—
Benefit Continuation(6)	—	17,688	—	—	—	—	17,688
TOTAL	$—	$46,722,114	$—	$40,704,426	$40,704,426	$40,704,426	$46,722,114

(1)
Pursuant to the 2010 Incentive Plan, awards would vest upon retirement date. Because retirement eligibility is defined as attaining age 60 with at least ten (10) years of continuous service, Mr. Brandon is not retirement eligible.

(2)
Severance amounts payable due to Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a change in Control such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
In the event of a change in control and/or termination without cause or resignation for good reason, a lump sum payment would be made for any TAD that is earned but unpaid. Upon death or disability, a lump sum payment would be made for a pro rata portion of the TAD based on the percentage of the fiscal year that has elapsed through the date in which the death or disability occurs.

(4)
Pursuant to the 2010 Incentive Plan, upon death or disability, the performance cash award will remain outstanding through the last day of the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. Upon termination by the Company without Cause or a resignation for Good Reason, the performance cash award will remain outstanding through the last day of the fiscal year subsequent to the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. In calculating the amounts set forth in the table, we assumed achievement of the financial metric. Upon a change in control, the performance cash award is deemed earned in full.

(5)
In the event that Mr. Brandon is terminated by the Company without Cause or resigns for Good Reason, the time-vesting condition will be deemed satisfied in full and the options will remain outstanding through the last day of the fiscal year subsequent to the fiscal year in which such termination occurs for purposes of determining whether the performance-vesting conditions have been satisfied. If such termination is due to death or permanent disability, the option will remain outstanding through the last day of the fiscal year in which such death or permanent disability occurs. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

(6)
Represents estimated Company costs based on fiscal 2015 actual amounts (and estimated amounts for the 2015 period prior to Mr. Brandon’s hiring) for medical, dental and life insurance coverage for the duration of the two (2) year severance period. The amount excludes estimates for certain relocation costs upon termination.

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

MICHAEL J. SHORT

	Termination for Cause or Resignation Without Good Reason(1)	Termination Without Cause or Resignation For Good Reason	Retirement(2)	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance(3)	$—	$1,400,000	$—	$—	$—	$—	$1,400,000
Fiscal 2015 TAD(4)	—	743,614	—	743,614	743,614	743,614	743,614
Fiscal 2014 Stock Option Grant(5)	—	—	—	—	—	—	—
2015 Incentive Bonus(6)	—	3,000,000	—	3,000,000	3,000,000	3,000,000	3,000,000
Benefit Continuation(7)	—	19,277	—	—	—	—	19,277
TOTAL	$—	$5,162,891	$—	$3,743,614	$3,743,614	$3,743,614	$5,162,891

(1)
If the employment for Mr. Short is terminated for cause or he resigns without good reason, he will be required to reimburse the Company for relocation expenses as per the terms of his employment agreement.

(2)
Pursuant to the 2010 Incentive Plan, awards would vest upon retirement date. Because retirement eligibility is defined as attaining age 60 with at least ten (10) years of continuous service, Mr. Short is not retirement eligible.

(3)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(4)
In the event of a change in control and/or termination without cause or resignation for good reason, a lump sum payment would be made for any TAD that is earned but unpaid. Upon death or disability, a lump sum payment would be made for a pro rata portion of the TAD based on the percentage of the fiscal year that has elapsed through the date in which the death or disability occurs.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of time-based options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015. As we are a privately held company, the value of shares of our common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table. In addition, no value is reflected in the table for the performance-based options, as the performance criteria has not been met as of fiscal year-end 2015.

(6)
Pursuant to the 2010 Incentive Plan, upon death or disability, the performance cash award will remain outstanding through the last day of the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. Upon termination by the Company without Cause or a resignation for Good Reason, the performance cash award will remain outstanding through the last day of the fiscal year subsequent to the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. In calculating the amounts set forth in the table, we assumed achievement of the financial metric. Upon a change in control, the performance cash award is deemed earned in full.

(7)	Represents estimated Company costs based on fiscal 2015 actual amounts for medical, dental and life insurance coverage for the duration of the eighteen (18) month severance period.
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

RICHARD BARRY

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement(1)	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance(2)	$—	$2,400,000	$—	$—	$—	$—	$2,400,000
Fiscal 2015 TAD(3)	—	637,383	—	637,383	637,383	637,383	637,383
Fiscal 2015 Stock Option Grant(4)	—	—	—	—	—	—	—
Fiscal 2014 Stock Option Grant(4)	—	—	—	—	—	—	—
2014 LTIP(5)	—	—	—	268,112	268,112	268,112	268,112
Retention(6)	—	550,000	—	550,000	550,000	550,000	550,000
Benefit Continuation(7)	—	25,100	—	—	—	—	25,100
TOTAL	$—	$3,612,483	$—	$1,455,495	$1,455,495	$1,455,495	$3,880,595

(1)
Pursuant to the 2010 Incentive Plan, awards would vest upon retirement date. Because retirement eligibility is defined as attaining age 60 with at least ten (10) years of continuous service, Mr. Barry is not retirement eligible.

(2)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
In the event of a change in control and/or termination without cause or resignation for good reason, a lump sum payment would be made for any TAD that is earned but unpaid. Upon death or disability, a lump sum payment would be made for a pro rata portion of the TAD based on the percentage of the fiscal year that has elapsed through the date in which the death or disability occurs.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or change of control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

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

(6)	Retention amount is prorated based on the number of months that have elapsed from the grant date through January 30, 2016.

(7)	Represents estimated Company costs based on fiscal 2015 actual amounts for medical, dental and life insurance coverage for the duration of the two (2) year severance period.
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

MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position	Expiration of Employment Term	Retirement (2)	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance(3)	$—	$2,094,777	$2,094,777	$2,094,777	$—	$—	$—	$—	$2,094,777
Fiscal 2015 TAD(4)	—	582,815	582,815	582,815	—	582,815	—	—	582,815
Fiscal 2015 Option Grant(5)	—	—	—	—	—	—	—	—	—
Fiscal 2014 Stock Option Grant(5)	—	—	—	—	—	—	—	—	—
2014 LTIP(6)	—	—	—	—	222,871	222,871	222,871	445,742	445,742
Retention(7)	—	457,193	457,193	457,193	457,193	457,193	457,193	457,193	457,193
Benefit Continuation(8)	—	24,400	24,400	24,400	—	—	—	—	24,400
TOTAL	$—	$3,159,185	$3,159,185	$3,159,185	$680,064	$1,262,879	$680,064	$902,935	$3,604,927

(1)	All amounts calculated in Canadian dollars have been converted to USD using the rate of 1.0000 CAD = 0.7685 USD.

(2)
Pursuant to the 2010 Incentive Plan, awards would vest upon retirement date. Because retirement eligibility is defined as attaining age 60 with at least ten (10) years of continuous service, Ms. Merz has satisfied the retirement eligibility criteria.

(3)	All severance amounts are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump sum amount.

(4)
In the event of a change in control, termination without cause or resignation for good reason (which includes expiration of employment term), termination due to reassignment of position or death, a lump sum payment would be made for any TAD that is earned but unpaid.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

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

(7)	Retention amount is prorated based on the number of months that have elapsed from the grant date through January 30, 2016.

(8)
Represents estimated Company costs of dental and life insurance coverage based on fiscal 2015 actual amounts for the duration of the two (2) year severance period. The amount excludes estimates for certain relocation costs from Japan to Ms. Merz’s residence in Canada upon termination.

DAVID J. SCHWARTZ

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement(1)	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance(2)	$—	$2,400,000	$—	$—	$—	$—	$2,400,000
Fiscal 2015 TAD(3)	—	637,383	—	637,383	637,383	637,383	637,383
Fiscal 2015 Stock Option Grant(4)	—	—	—	—	—	—	—
2015 Incentive Bonus(5)	—	1,200,000	—	1,200,000	1,200,000	1,200,000	1,200,000
2014 LTIP(6)	—	—	—	361,951	361,951	361,951	361,951
Fiscal 2014 Stock Option Grant(4)	—	—	—	—	—	—	—
Retention(7)	—	550,000	—	550,000	550,000	550,000	550,000
Benefit Continuation(8)	—	25,100	—	—	—	—	25,100
TOTAL	$—	$4,812,483	$—	$2,749,334	$2,749,334	$2,749,334	$5,174,434

(1)
Pursuant to the 2010 Incentive Plan, awards would vest upon retirement date. Because retirement eligibility is defined as attaining age 60 with at least ten (10) years of continuous service, Mr. Schwartz is not retirement eligible.

(2)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
In the event of a change in control and/or termination without cause or resignation for good reason, a lump sum payment would be made for any TAD that is earned but unpaid. Upon death or disability, a lump sum payment would be made for a pro rata portion of the TAD based on the percentage of the fiscal year that has elapsed through the date in which the death or disability occurs.

(4)
Pursuant to the 2010 Incentive Plan, upon retirement, death or disability, the performance cash award is deemed earned as of the date of termination and the award is based on actual achievement at the end of the performance period. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as determined by the Board of Directors on May 4, 2015. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, upon death or disability, the performance cash award will remain outstanding through the last day of the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. Upon termination by the Company without Cause or a resignation for Good Reason, the performance cash award will remain outstanding through the last day of the fiscal year subsequent to the fiscal year in which such termination occurs and the award will vest if the performance conditions are actually met by the end of the period. In calculating the amounts set forth in the table, we assumed achievement of the financial metric. Upon a change in control, the performance cash award is deemed earned in full.

(6)
Pursuant to the 2010 Incentive Plan, upon retirement, death or disability, the performance cash award is deemed earned as of the date of termination and vesting of the award is based on performance conditions. In calculating the amounts set forth in the table, we assumed achievement of the financial metric at threshold. Upon change in control, the performance cash award is deemed earned at target achievement. The payout is prorated based on the elapsed time within the performance period prior to the date of termination or change in control.

(7)	Retention amount is prorated based on the number of months that elapsed from the grant date through January 30, 2016.

(8)	Represents estimated Company costs based on fiscal 2015 actual amounts for medical, dental and life insurance coverage for the duration of the two (2) year severance period.
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

DIRECTOR COMPENSATION IN FISCAL 2015
Other than Messrs. Goodman, Markee and Sales, we currently do not pay our directors any compensation for serving on our Board of Directors. We plan on paying all non-employee directors that are not affiliated with the Sponsors an annual cash retainer, which ranges from $100,000 to $150,000, along with an annual award of restricted stock units, which ranges from $100,000 to $150,000. The restricted stock units vest in full one-year from the grant date. In addition, any director not affiliated with the Sponsors that chairs a committee will also receive an additional annual payment of $15,000 ($50,000 for the chair of our Audit Committee, which amount was increased from $20,000 commencing April 2014). In addition, Messrs. Markee and Sales also received a final board member payment and an additional option award in connection with their separation on September 15, 2015. The table below sets forth payments made to our non-management directors in fiscal 2015:

Name	Fees Earned or Paid in Cash ($)		Stock Awards (1) ($)		Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—		—		—		—	—	—	—
Michael M. Calbert	—		—		—		—	—	—	—
Michael D. Fascitelli	—		—		—		—	—	—	—
Paul E. Raether	—		—		—		—	—	—	—
Richard Goodman(2)	150,000	(3)	100,000	(3)	—		—	—	—	250,000
Daniel Guglielmone	—		—		—		—	—	—	—
Matthew S. Levin	—		—		—		—	—	—	—
Joseph Macnow	—		—		—		—	—	—	—
Richard L. Markee(4)	177,000	(5)	150,000	(5)	300,000	(5)	—	—	—	627,000
Wayne C. Sales(6)	300,000	(7)	150,000	(7)	150,000	(7)				600,000
Wendy Silverstein	—		—		—		—	—	—	—
Nathaniel H. Taylor	—		—		—		—	—	—	—
Antonio Urcelay	—		—		—		—	—	—	—
Michael Ward	—		—		—		—	—	—	—
Adam Waglay	—		—		—		—	—	—	—
Gregory R. Why	—		—		—		—	—	—	—

(1)
These amounts represent the aggregate grant date fair value of equity awards granted in fiscal 2015 as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled "STOCK-BASED COMPENSATION."

(2)
At the end of fiscal 2015, Mr. Goodman held 12,500 unvested restricted stock units. In addition, Mr. Goodman has deferred receipt of shares deliverable upon settlement of 15,909 restricted stock units, which were awarded for his services in fiscal 2012 and 2014, until his resignation from the Company's Board of Directors. Mr. Goodman has deferred receipt of shares deliverable upon settlement of 3,335 restricted stock units, which were awarded for his service in fiscal 2013, until the earlier of June 20, 2018 or his separation from service from the Company's Board of Directors.

(3)
During fiscal 2015, Mr. Goodman was paid $150,000, which amount represents his annual cash retainer and his Audit Committee Chairman retainer. In addition, Mr. Goodman was granted an award of $100,000 of restricted stock units, which amount represents his annual grant for fiscal 2015.

(4)	At the end of fiscal 2015, Mr. Markee held 37,500 vested stock options and 3,410 vested restricted stock units.

(5)
During fiscal 2015, Mr. Markee was paid $177,000, which amount represents his annual cash retainer as well as his final board member payment (per his separation on September 15, 2015). In addition, Mr. Markee was granted an award of $150,000 of restricted stock units, which amount represents his annual grant for fiscal 2015. These RSUs were forfeited on September 15, 2015. Mr. Markee was also granted an award of 37,500 stock options with a grant date fair value of $8.00 per share.

(6)	At the end of fiscal 2015, Mr. Sales held 18,750 vested stock options and 18,750 vested restricted stock units.

(7)
During fiscal 2015, Mr. Sales was paid $300,000, which amount represents his annual cash retainer as well as his final board member payment (per his separation on September 15, 2015). In addition, Mr. Sales was granted an award of $150,000 of restricted stock units, which amount represents his annual grant for fiscal 2015. These RSUs were forfeited on September 15, 2015. Mr. Sales was also granted an award of 18,750 stock options with a grant date fair value of $8.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 1, 2016, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock:

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,040,405	16,040,405	32.50%
Toybox Holdings, LLC (4)	16,040,405	16,040,405	32.50%
Vornado Truck LLC (5)	16,040,405	16,040,405	32.50%
Richard Barry	9,039	26,592	0.05%
Joshua Bekenstein (3)	—	—	—%
David A. Brandon	—	—	—%
Deborah Derby	41,017	41,017	0.08%
Richard Goodman	—	19,244	0.04%
Matthew S. Levin (3)	—	—	—%
Joseph Macnow (5)	—	—	—%
Monika M. Merz	18,379	30,603	0.06%
Paul E. Raether(4)	—	—	—%
David J. Schwartz	14,116	99,928	0.20%
Michael J. Short	—	63,750	0.13%
Wendy Silverstein (5)	—	—	—%
Nathaniel H. Taylor (4)	—	—	—%
Antonio Urcelay	15,285	578,582	1.17%
Directors and executive officers as a group (21 persons)	110,135	957,810	1.94%

*
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by April 30, 2016 in this case) sole or shared voting power or investment power.

(1)	Total Beneficial Ownership includes shares, deferred stock units deliverable within 60 days and options exercisable within 60 days.

(2)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 1, 2016, as adjusted as required by applicable rules.

(3)
Includes shares held by Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (collectively, the “Bain Capital Entities”). Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners VIII, L.P. which is the general partner of Bain Capital (TRU) VIII, L.P. and Bain Capital (TRU) VIII Coinvestment, L.P. BCI is also the general partner of Bain Capital Partners VIII E, L.P. which is the general partner of Bain Capital (TRU) VIII-E, L.P. BCI is also the Administrative Member of Bain Capital Integral Investors, LLC and BCIP TCV, LLC. By virtue of the relationships described above, each of the foregoing entities may be deemed to beneficially own the shares held by the Bain Capital Entities. Each such entity disclaims beneficial ownership of the shares held by the Bain Capital Entities except to the extent of its pecuniary interest therein. The address of each of the Bain entities is c/o BCI at 111 Huntington Avenue, Boston, MA 02199. Each of Joshua Bekenstein and Matthew S. Levin is a managing director of BCI and a director of our Company. As a result, and by virtue of the relationships described in this footnote (3), each of Messrs. Bekenstein and Levin may be deemed to be the beneficial owner of the shares held by the Bain Capital Entities. Each of Messrs. Bekenstein and Levin disclaims beneficial ownership of the shares held by the Bain Capital Entities.

(4)
Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities beneficially owned by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities beneficially owned by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities beneficially owned by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities beneficially owned by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Raether and Taylor are members of our Board of Directors and are each an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Raether and Taylor disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, refer to Item 13 entitled “Certain Relationships and Related Transactions and Director Independence” of this Annual Report on Form 10-K. The address of the entities listed above and Mr. Kravis, is c/o Kohlberg Kravis Roberts & Co. L.P., West 57th Street, Suite 4200, New York, New York 10019. For Messrs. Raether and Taylor, the address is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.

(5)
Represents shares of record held by Vornado Truck LLC. As the owner of 100% of the equity of Vornado Truck LLC, Vornado Realty L.P. may be deemed to be the beneficial owner of such shares. Also, as the sole general partner of Vornado Realty L.P., Vornado Realty Trust may be deemed to be the beneficial owner of such shares. Also, Mr. Macnow is a member of our Board of Directors and also an executive of Vornado Realty Trust. As such, he may be deemed to be a beneficial owner of these shares. He disclaims beneficial ownership of shares held by Vornado Truck LLC. The address for each of these persons and entities is c/o Vornado Realty Trust, 888 Seventh Avenue, New York, New York 10019.

Equity Compensation Plan Information
The following table sets forth information as of January 30, 2016 regarding the Company’s equity compensation plans:

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,039,862	(1)	$8.15	1,960,254	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	6,039,862		$8.15	1,960,254

(1)	Represents the shares of our common stock issuable pursuant to outstanding options under the 2010 Incentive Plan.

(2)	Represents the shares of our common stock which may be issued pursuant to future issuances under the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Sponsor Advisory Agreement
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009 August 29, 2014, June 1, 2015

and December 1, 2015 (“Advisory Agreement”). The initial term of the Advisory Agreement was ten years, with the ability to extend annually for one year unless we or the Sponsors provide notice of termination to the other. The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid management and advisory fees (the “Advisory Fees”) and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement.
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  The amendment provided that if in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter.
In June 2015, the Advisory Agreement was further amended in order to reduce the Advisory Fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually with no further adjustment upon an IPO for such reductions. We recorded Advisory Fees of $6 million, $17 million and $22 million for fiscals 2015, 2014 and 2013, respectively. During fiscals 2015, 2014 and 2013, we also paid the Sponsors for out-of-pocket expenses, which were less than $1 million, respectively.
Additionally, the original Advisory Agreement provided that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). Transaction Fees were capitalized as deferred debt issuance costs and amortized over the term of the related debt agreement and included in Other assets on our prior year Consolidated Balance Sheet. In December 2015, the Advisory Agreement was further amended to waive all Transaction Fees including prior accrued and unpaid transaction fees of $47 million as well as any fees to be paid upon an IPO.
Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. KKR owned the following aggregate amounts of our debt as of January 30, 2016 and January 31, 2015. For further details, refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

(In millions)	January 30, 2016	January 31, 2015
Propco I Term Loan Facility	$16	$17
Incremental Secured Term Loan	12	12
Secured Term B-4 Loan	2	96
Second Incremental Secured Term Loan	2	2
2017 Notes	—	9
Total	$32	$136
During fiscals 2015, 2014 and 2013, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $7 million in fiscal 2015 and $10 million in fiscals 2014 and 2013, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $8 million in fiscals 2015, 2014 and 2013, respectively, with respect to 0.6%, 0.7% and 0.8%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2015, 2014 and 2013, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

The 2010 Incentive Plan
In fiscal 2010, our Board adopted the 2010 Incentive Plan. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, restricted stock, restricted and deferred stock units, cash or stock-based performance awards, dividend equivalents and other stock awards. The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our common stock for which incentive stock options may be granted under the 2010 Incentive Plan is 500,000. In connection with Amendment No. 2 to the 2010 Incentive Plan effective September 2014, the number of shares available for issuance under the 2010 Incentive Plan were increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder. On May 31, 2015, the Board of Directors adopted amendments to the 2010 Incentive Plan and Amended and Restated Certificate of Incorporation, which were adopted by the stockholders of the Company on June 1, 2015.  Amendment No. 3 to the 2010 Incentive Plan increased the number of shares available thereunder by 3,000,000 shares and Amendment No. 1 to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of Common Stock by 5,000,000 shares. For a description of the 2010 Incentive Plan, refer to Item 11 entitled “EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.
Subsequent Event
On March 9, 2016, the Board of Directors of the Company adopted amendments to the 2010 Incentive Plan and the Amended and Restated Certificate of Incorporation, as amended, which were adopted by the stockholders of the Company on March 22, 2016. The amendment to the Company’s 2010 Incentive Plan increased the number of shares of the Company’s common stock available thereunder by 1,000,000 shares and the amendment to the Amended and Restated Certificate of Incorporation increased the number of authorized shares of the Company’s common stock by 5,000,000 shares.
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
Director Independence
Each of the members of our Board of Directors, other than Mr. Brandon, our Chief Executive Officer, and Mr. Goodman, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report on Form 10-K and our Board of Directors has not made a determination as to whether any of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
On June 16, 2015, the Audit Committee of the Board approved the replacement of the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), and engaged Ernst & Young LLP (“EY”) as the new independent registered public accounting firm of the Company and its subsidiaries, including Toys “R” Us – Delaware, Inc., Toys “R” Us

Property Company I, LLC and Toys “R” Us Property Company II, LLC. The dismissal and appointment was a result of a competitive bidding process involving several accounting firms, including D&T.
The Audit Committee appointed EY as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscal 2015. The Audit Committee appointed D&T to conduct the audit of the Company’s Consolidated Financial Statements for fiscal 2014.
Audit Fees and Non-audit Fees
The aggregate fees billed by EY and D&T along with their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for fiscals 2015 and 2014, respectively, and for other services rendered during those fiscal years were as follows:

	Fiscal 2015			Fiscal 2014
	EY	D&T	Total	D&T
Audit Fees (1)	$4,067,000	$219,000	$4,286,000	$4,880,000
Audit-Related Fees (2)	127,000	536,000	663,000	1,585,000
Tax Fees (3)	139,000	22,000	161,000	166,000
Total Fees	$4,333,000	$777,000	$5,110,000	$6,631,000

(1)
For fiscals 2015 and 2014, the audit fees consisted of professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2015, audit-related fees primarily consisted of fees related to special purpose audits. For fiscal 2014, audit-related fees primarily consisted of fees related to special purpose audits, the COSO 2013 implementation and refinancing transactions.

(3)	For fiscals 2015 and 2014, tax fees consisted of a variety of U.S. Federal, state and non-U.S. tax advisory and compliance services.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee has adopted a policy for the pre-approval of all audit and permissible non-audit services provided by EY and D&T. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and financial statement schedules
(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 entitled “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
(3) Exhibits. Refer to Item 15(b) below.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 155 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ DAVID A. BRANDON
David A. Brandon
Chairman of the Board and Chief Executive Officer
Date: March 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 2016.

Signature	Title

/s/ DAVID A. BRANDON David A. Brandon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL J. SHORT Michael J. Short	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Senior Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Richard Goodman	Director

* Matthew S. Levin	Director

* Joseph Macnow	Director

* Paul E. Raether	Director

* Wendy Silverstein	Director

* Nathaniel H. Taylor	Director
The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ DAVID A. BRANDON
David A. Brandon
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

3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on March 22, 2016.

3.4
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

4.2	Form of the Registrant’s 8.75% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of January 1, 1996, among Toys “R” Us - Delaware, Inc., Toys “R” Us, Inc. and United Jersey Bank, as trustee.

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

Exhibit No.	Document

4.12	Form of the 10.375% Senior Notes (included in Exhibit 4.11).

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

10.2
First Amendment, dated as of October 24, 2014 to the Third Amended and Restated Credit Agreement, dated as of March 21, 2014 (and related security agreement attached as Annex C) (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015 and incorporated herein by reference).

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

10.5
Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2015, among TRU Europe Limited, TRU Iberia Holdings 1, S.L. U. (formerly known as Nutley, S.L.U.), TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us Iberia, S.A.U and other Obligors party thereto from time to time, the Lenders party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Security Agent and Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs International Bank, as Documentation Agents.

Exhibit No.	Document

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

10.10
Amendment No. 3, dated as of October 24, 2014, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (and related security agreement attached as Annex 3) (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015 and incorporated herein by reference).

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.17
Amendment No. 2, dated October 14, 2015, to the Stockholders Agreement among the Registrant (as successor to Toys “R” Us Holdings, Inc.), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005.

10.18
Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co. L.P. and Vornado Truck LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.19
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

10.20
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

10.21
Amendment No. 3, dated August 29, 2014, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.22
Amendment No. 4, dated June 1, 2015, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2015 and incorporated herein by reference).

10.23
Amendment No. 5, effective as of December 1, 2015, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC.

10.24
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

10.26	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

10.27*	Form of TAD (Team Achievement Dividend) Plan of Toys “R” Us, Inc.

10.28*
Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.29*
Amendment No. 2, dated September 4, 2014, to the 2010 Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

Exhibit No.	Document

10.30*
Amendment No. 3, effective as of June 1, 2015, to the 2010 Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2015 and incorporated herein by reference).

10.31*	Amendment No. 4, dated as of March 22, 2016 to the 2010 Incentive Plan.

10.32*
October 2014 NonQualified Stock Option Agreement, effective October 10, 2014, to the 2010 Incentive Plan, as amended, for all countries other than France (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.33*
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

10.35*
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

10.39*
Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.40*
Form of Officer Incentive Cash Award Agreement for awards under the Toys “R” Us, Inc. 2010 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2014 and incorporated herein by reference).

10.41*
Form of Toys “R” Us, Inc. Incentive Award Agreement for David A. Brandon (filed as Exhibit A to Mr. Brandon’s employment agreement which was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015 and incorporated herein by reference).

10.42*
Form of Toys “R” Us, Inc. Performance Based Nonqualified Stock Option Agreement for David A. Brandon (filed as Exhibit B to Mr. Brandon’s employment agreement which was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015 and incorporated herein by reference).

10.43*	Form of Toys “R” Us, Inc. Nonqualified Stock Option Agreement, effective October 2015, for Executive Officers for awards under the 2010 Incentive Plan.

10.44*	Form of Leadership Team Cash LTIP Award Agreement under the Toys “R” Us, Inc. 2010 Incentive Plan, effective as of November 2015.

10.45*
Form of Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

Exhibit No.	Document

10.46*
Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.47*
Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.48*
Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.49*
Employment Agreement between Toys “R” Us, Inc. and David A. Brandon, dated as of June 1, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015 and incorporated herein by reference).

10.50*
Employment Agreement between Toys “R” Us, Inc. and Michael J. Short, dated as of June 19, 2014 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2014 and incorporated herein by reference).

10.51*	Employment Agreement between Toys “R” Us, Inc. and Richard Barry, dated as of December 10, 2012.

10.52*	Letter Agreement between Toys “R’ Us, Inc. and Richard Barry, dated as of October 20, 2014.

10.53*
Employment Agreement between Toys “R” Us (Canada) Ltd. and Monika M. Merz, dated as of January 23, 2013 (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.54*
Employment Agreement between Toys “R” Us, Inc. and David J. Schwartz, dated as of December 10, 2012 (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.55*
Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and incorporated herein by reference).

10.56*
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

10.58*
Side Letter, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

10.59*
Letter Agreement, dated October 16, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 17, 2013 and incorporated herein by reference).

10.60*
Letter Agreement between Toys “R” Us, Inc. Sucursal en Espana and Antonio Urcelay, dated as of March 3, 2014 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

Exhibit No.	Document

10.61*
Amendment, dated October 14, 2014, to the Employment Agreement between Toys “R” Us, Inc. Sucursal en Espana, and Antonio Urcelay, dated March 3, 2014 (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.62*
Antonio Urcelay Forty-five (45) Day Transition Period Letter, dated May 28, 2015 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2015 and incorporated herein by reference).

10.63*
Amended and Restated Employment Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as October 13, 2014 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.64*
Form of Special Transition Bonus Grant, dated March 11, 2013 (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.65*
Form of Retention Bonus Agreement for Executive Vice Presidents (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

18
Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change the measurement date in connection with the Registrant’s annual goodwill impairment test (filed as Exhibit 18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

21	Subsidiaries of the Registrant as of January 30, 2016.

24	Power of Attorney, dated March 17, 2016.

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