Form 10-Q
period 2016-04-30
TOYS R US INC
filed 2016-06-14
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
As of June 8, 2016, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$458	$680	$453
Accounts and other receivables	249	225	226
Merchandise inventories	2,433	2,270	2,164
Current deferred tax assets	—	—	43
Prepaid expenses and other current assets	144	113	154
Total current assets	3,284	3,288	3,040
Property and equipment, net	3,163	3,163	3,267
Goodwill	64	64	64
Deferred tax assets	104	96	131
Restricted cash	54	52	54
Other assets	255	247	266
Total Assets	$6,924	$6,910	$6,822

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,352	$1,699	$1,277
Accrued expenses and other current liabilities	817	994	844
Income taxes payable	33	32	16
Current portion of long-term debt	83	73	202
Total current liabilities	2,285	2,798	2,339
Long-term debt	5,185	4,612	4,921
Deferred tax liabilities	64	64	117
Deferred rent liabilities	347	345	346
Other non-current liabilities	265	245	258
Temporary equity	119	111	85
Total stockholders’ deficit	(1,341)	(1,265)	(1,244)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,924	$6,910	$6,822
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Net sales	$2,319	$2,325
Cost of sales	1,473	1,463
Gross margin	846	862
Selling, general and administrative expenses	805	827
Depreciation and amortization	80	87
Other income, net	(32)	(22)
Total operating expenses	853	892
Operating loss	(7)	(30)
Interest expense	(123)	(114)
Interest income	1	1
Loss before income taxes	(129)	(143)
Income tax benefit	(4)	(4)
Net loss	(125)	(139)
Less: Net earnings attributable to noncontrolling interest	1	1
Net loss attributable to Toys “R” Us, Inc.	$(126)	$(140)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Net loss	$(125)	$(139)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	68	(13)
Total other comprehensive income (loss), net of tax	68	(13)
Comprehensive loss, net of tax	(57)	(152)
Less: Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive loss attributable to Toys “R” Us, Inc.	$(58)	$(153)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Cash Flows from Operating Activities:
Net loss	$(125)	$(139)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	80	87
Amortization and write-off of debt issuance costs and debt discount	9	11
Deferred income taxes	2	2
Non-cash portion of asset impairments and other charges	—	6
Unrealized gains on foreign exchange	(13)	(5)
Other	16	—
Changes in operating assets and liabilities:
Accounts and other receivables	7	16
Merchandise inventories	(101)	(98)
Prepaid expenses and other operating assets	(21)	(24)
Accounts payable, Accrued expenses and other liabilities	(576)	(466)
Income taxes payable, net	(22)	(20)
Net cash used in operating activities	(744)	(630)
Cash Flows from Investing Activities:
Capital expenditures	(50)	(43)
Proceeds from sales of fixed assets	2	2
Increase in restricted cash	—	(1)
Net cash used in investing activities	(48)	(42)
Cash Flows from Financing Activities:
Long-term debt borrowings	563	478
Long-term debt repayments	(9)	(54)
Short-term debt borrowings, net	5	6
Capitalized debt issuance costs	(1)	—
Distribution to noncontrolling interest	(12)	—
Net cash provided by financing activities	546	430
Effect of exchange rate changes on Cash and cash equivalents	24	(3)
Cash and cash equivalents:
Net decrease during period	(222)	(245)
Cash and cash equivalents at beginning of period	680	698
Cash and cash equivalents at end of period	$458	$453
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(140)	—	(140)
Total other comprehensive loss, net of tax	—	—	—	—	(13)	(13)
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	1	—	1
Balance, May 2, 2015	49	$(5)	$71	$(1,053)	$(257)	$(1,244)

Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(126)	—	(126)
Total other comprehensive income, net of tax	—	—	—	—	68	68
Stock compensation expense	—	—	1	—	—	1
Adjustment of noncontrolling interest to redemption value	—	—	—	(19)	—	(19)
Balance, April 30, 2016	49	$—	$68	$(1,207)	$(202)	$(1,341)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended April 30, 2016 and May 2, 2015, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2016, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The results of operations for the thirteen weeks ended April 30, 2016 and May 2, 2015 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Under the previous practice, debt issuance costs were recognized as an asset.  In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements.  The Company has retrospectively adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016.  We revised the balance sheet presentation of debt issuance costs from Other assets to a deduction from the carrying amount of Long-term debt on the Condensed Consolidated Balance Sheets and revised the presentation of the carrying amounts of individual debt liabilities in Note 2 entitled “Short-term borrowings and long-term debt.” The amounts of debt issuance costs that were reclassified as of April 30, 2016, January 30, 2016, and May 2, 2015 totaled $55 million, $58 million, and $92 million, respectively.
Distribution to Noncontrolling Interest
During the thirteen weeks ended April 30, 2016, Toys (Labuan) Holding Limited (“Asia JV”) made a $40 million distribution, $28 million of which was paid to our subsidiary and $12 million was paid to Asia JV’s minority interest partner.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of April 30, 2016, January 30, 2016 and May 2, 2015 is outlined in the table below:

(In millions)	April 30, 2016	January 30, 2016(1)	May 2, 2015(1)
Short-term borrowings
Asia JV uncommitted lines of credit	$5	$—	$6
Long-term debt
Spanish real estate credit facility, due fiscal 2015	—	—	29
Toys-Japan unsecured credit lines, expire fiscals 2016-2017	6	—	36
10.375% senior notes, due fiscal 2017 (2)	444	444	441
8.500% senior secured notes, due fiscal 2017 (3)	717	715	712
French real estate credit facility, due fiscal 2018	51	49	50
Incremental secured term loan facility, due fiscal 2018 (4)	128	129	131
Second incremental secured term loan facility, due fiscal 2018 (4)	64	64	65
7.375% senior notes, due fiscal 2018 (2)	401	401	401
$1.85 billion secured revolving credit facility, expires fiscal 2019 (4)	586	80	367
Senior unsecured term loan facility, due fiscal 2019 (5)	912	911	941
Tranche A-1 loan facility, due fiscal 2019 (4)	270	269	265
Secured term B-4 loan facility, due fiscal 2020 (4)	985	987	983
UK real estate credit facility, due fiscal 2020	374	364	384
European and Australian asset-based revolving credit facility, expires fiscal 2020	54	—	33
Toys-Japan 1.85%-2.18% loans, due fiscals 2016-2021	52	48	59
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	182	183	189
Capital lease and other obligations	20	19	15
	5,268	4,685	5,123
Less: current portion	83	73	202
Total Long-term debt (7)	$5,185	$4,612	$4,921

(1)
In accordance with the retrospective adoption of ASU 2015-03 and ASU 2015-15, we have revised the presentation of the carrying amounts of individual debt liabilities as of January 30, 2016 and May 2, 2015.  For further details, refer to Note 1 entitled “Basis of Presentation.”

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
The amount of total net assets that were subject to such restrictions was $453 million as of April 30, 2016. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of April 30, 2016, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Asia JV uncommitted lines of credit, due on demand ($5 million at April 30, 2016)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$273 million ($35 million at April 30, 2016). As of April 30, 2016, we had $5 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million. The average interest rate on the drawn borrowings was 1.89% and 1.37% at April 30, 2016 and May 2, 2015, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2016-2017 ($6 million at April 30, 2016)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A,” “Tranche 1B” and “Tranche 2”). Tranche 1A is available in amounts of up to ¥9.45 billion ($89 million at April 30, 2016) and expires on June 30, 2017. As of April 30, 2016 we had outstanding borrowings of $4 million under Tranche 1A, with $85 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($19 million at April 30, 2016) and expires on June 30, 2016. As of April 30, 2016, we had no outstanding borrowings under Tranche 1B, with $19 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($33 million at April 30, 2016) and expires on June 30, 2016. As of April 30, 2016, we had outstanding borrowings of $2 million under Tranche 2, with $31 million of remaining availability.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At April 30, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at April 30, 2016) of incremental availability.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($586 million at April 30, 2016)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $586 million, a total of $99 million of outstanding letters of credit and excess availability of $517 million as of April 30, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $392 million in excess of the covenant at April 30, 2016. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and credit card receivables and certain real estate less any applicable availability reserves, and generally peaks in the third quarter of our fiscal year.
European and Australian asset-based revolving credit facility, expires fiscal 2020 ($54 million at April 30, 2016)
The European ABL Facility, as amended, provides for a five-year £138 million ($202 million at April 30, 2016) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of April 30, 2016, we had outstanding borrowings of $54 million, with $55 million of remaining availability under the European ABL Facility.

Subsequent Event
Senior unsecured term loan facility, due fiscal 2019 ($912 million at April 30, 2016)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $28 million on May 13, 2016.
Subsequent Event
On June 13, 2016, we entered into an agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of our 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes,” and collectively with the 2017 Notes, the “Existing Notes”) relating to a refinancing transaction. Pursuant to the Support Agreement, the Supporting Noteholders have agreed to support a refinancing through a private exchange offer by tendering approximately 50.2% of the Existing Notes in the exchange offer.
The Support Agreement contemplates us, along with our subsidiaries, pursuing the following transactions: (i) forming a new indirect wholly-owned subsidiary (the “ExchangeCo”), (ii) transferring the equity interests in the entities comprising substantially all of our Europe, Japan and Australia operations, as well as our approximately 70% interest in the Asia JV and Wayne Real Estate Parent Company LLC to ExchangeCo and (iii) commencing the private exchange offer by ExchangeCo for up to $400 million of the outstanding 2017 Notes and for any and all of the outstanding 2018 Notes, in each case that are held by eligible holders (as defined in the Support Agreement).
The notes expected to be issued in the exchange offer (the “New Secured Notes”) will mature in 2021 and bear interest of 12% per annum. The New Secured Notes will be guaranteed by the Parent Company and certain of the obligors under the European ABL Facility. The New Secured Notes will be secured by (i) a first priority stock pledge of the equity interests of an intermediate holding company of ExchangeCo and certain intermediate holding companies for our Europe operations and (ii) a second priority stock pledge of the equity interests currently pledged in favor of the collateral agent under the European ABL Facility.

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
Interest Rate Contracts
As of April 30, 2016 and January 30, 2016, we had one interest rate cap designated as a cash flow hedge with a maturity date of February 27, 2018. As of May 2, 2015, we had two interest rate caps and one interest rate swap designated as cash flow hedges. No material ineffectiveness was recorded for the thirteen weeks ended April 30, 2016 and May 2, 2015. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Foreign Exchange Contracts
As of April 30, 2016, January 30, 2016 and May 2, 2015, we had foreign currency forward contracts to economically hedge the U.S. Dollar (“USD”) merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.
As of April 30, 2016 and May 2, 2015, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $11 million and $3 million, respectively. As of January 30, 2016, there were no foreign exchange derivative liabilities related to agreements that contain credit-risk related contingent features.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Derivatives designated as cash flow hedges:
Beginning balance	$1	$—
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$1	$—
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts(1)	$(2)	$(4)
Loss on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(15)	(1)
Total Interest expense	$(17)	$(5)

(1)
Losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016		January 30, 2016		May 2, 2015
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$—	$—	$—	$—	$31	$—
Other assets	53	—	50	—	52	—
Accrued expenses and other current liabilities	—	—	—	—	41	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	80	1	53	1	213	4
Accrued expenses and other current liabilities	313	(15)	93	—	125	(3)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	80	1	53	1	244	4
Other assets	53	—	50	—	52	—
Total derivative assets (1)	$133	$1	$103	$1	$296	$4

Accrued expenses and other current liabilities	313	(15)	93	—	166	(3)
Total derivative liabilities (1)	$313	$(15)	$93	$—	$166	$(3)

(1)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of April 30, 2016, January 30, 2016 and May 2, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	15	—	15
Total liabilities	$—	$15	$—	$15

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 2, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	4	—	4
Total assets	$—	$4	$—	$4
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$3	$—	$3
For the periods ended April 30, 2016, January 30, 2016 and May 2, 2015, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the thirteen weeks ended April 30, 2016 and May 2, 2015. The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen weeks ended May 2, 2015, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values May 2, 2015. For the thirteen weeks ended April 30, 2016, we did not have any long-lived asset impairments. As of May 2, 2015, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy, respectively.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	$4	$2	$2
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirteen weeks ended April 30, 2016 and May 2, 2015. The table below presents the carrying values and fair values of our Long-term debt including current portion as of April 30, 2016, January 30, 2016 and May 2, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2016	$5,268	$4,935	$1,435	$2,152	$1,348
January 30, 2016	4,685	4,107	1,309	2,037	761
May 2, 2015	5,123	4,936	1,417	2,337	1,182
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax benefit and effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
($ In millions)	April 30, 2016	May 2, 2015
Loss before income taxes	$(129)	$(143)
Income tax benefit	(4)	(4)
Effective tax rate	3.1%	2.8%
The effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate is 4.1% for the thirteen weeks ended April 30, 2016 compared to 3.2% for the same period last year.
For the thirteen weeks ended April 30, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 2, 2015.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states in the United States, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 37 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Our Domestic and International segments also include their respective e-commerce operations. Segment Operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended
Domestic:	April 30, 2016	May 2, 2015
Baby	48.8%	48.6%
Core Toy	13.8%	12.9%
Entertainment	5.7%	7.2%
Learning	17.8%	17.6%
Seasonal	13.6%	13.1%
Other (1)	0.3%	0.6%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	April 30, 2016	May 2, 2015
Baby	26.9%	26.6%
Core Toy	20.6%	20.5%
Entertainment	5.3%	6.4%
Learning	29.0%	27.7%
Seasonal	17.3%	17.9%
Other (1)	0.9%	0.9%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial information by reportable segment is as follows:

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Net sales
Domestic	$1,458	$1,490
International	861	835
Total Net sales	$2,319	$2,325
Operating earnings (loss)
Domestic	$67	$61
International	10	(3)
Corporate and other	(84)	(88)
Operating loss	(7)	(30)
Interest expense	(123)	(114)
Interest income	1	1
Loss before income taxes	$(129)	$(143)

(In millions)	April 30, 2016	January 30, 2016	May 2, 2015
Merchandise inventories
Domestic	$1,509	$1,559	$1,329
International	924	711	835
Total Merchandise inventories	$2,433	$2,270	$2,164

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

8. Related party transactions
Sponsor Advisory Agreement
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, August 29, 2014, June 1, 2015 and December 1, 2015 (“Advisory Agreement”). The term of the Advisory Agreement is currently a one-year renewable term unless we or the Sponsors provide notice of termination to the other. Management and advisory fees (the “Advisory Fees”) of $6 million per annum are payable on a quarterly basis. The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the then applicable one-year term of the Advisory Agreement.
We recorded Advisory Fees of $2 million and $4 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. During the thirteen weeks ended April 30, 2016 and May 2, 2015, we also paid the Sponsors for out-of-pocket expenses, which were nominal and less than $1 million, respectively.
Other Relationships and Transactions with the Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen weeks ended April 30, 2016 and May 2, 2015, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were $1 million and $3 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million for each of the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended April 30, 2016, we sold a property and certain assets for proceeds of $2 million, resulting in net gains of less than $1 million. Net gains on sales of property are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Accumulated other comprehensive loss
Total other comprehensive income (loss), net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Change	(13)	—	—	(13)
Balance, May 2, 2015	$(215)	$—	$(42)	$(257)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	$(181)	$1	$(22)	$(202)

11. Recent accounting pronouncements
In March 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. Management is currently assessing the impact the adoption of ASU 2016-09 will have on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07, is not expected to have an impact on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-06 “Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related. Under current GAAP, two divergent approaches developed. Under the first approach, the assessment of whether contingent put or call options are clearly and closely related to the debt host only requires an analysis of the four-step decision sequence of ASC 815-15-25-42. Under the second approach, in addition to the four-step decision sequence of ASC 815-15-2-42, some entities evaluate whether the ability to exercise the put or call options are triggered by the entities interest rates or credit risk. ASU 2016-06 clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of ASC 815-15-2-42. An entity should not assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. ASU 2016-06 does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. Management is currently assessing the impact the adoption of ASU 2016-06 will have on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2015-05 provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-05 will have on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-04 “Liabilities - Extinguishment of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2015-04 requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. Some entities view liabilities for prepaid stored-value products that can be redeemed only for goods or services from a third-party as nonfinancial because the issuer’s obligation to the consumer will be settled by the transfer of goods or services (albeit by a third-party), not cash. Others view these liabilities as financial, given that the issuer is ultimately obligated to transfer cash to a third-party. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Entities will apply the guidance using either a modified retrospective approach or a full retrospective approach. The adoption of ASU 2016-04 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The accounting applied by the lessor is largely unchanged from that applied under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on our Condensed Consolidated Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of April 30, 2016, there were 1,627 operated and 250 licensed “R” Us branded retail stores worldwide. Our Domestic and International segments also include their respective e-commerce operations. We have updated the expected launch of our new Domestic e-commerce platform to 2017. In addition, we have recruited and hired a newly created Global Chief Technology Officer and a new Chief Information Officer in order to ensure a successful transition. We do not expect this to have a material impact on our operating results for fiscal 2016.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen weeks ended April 30, 2016 compared to the thirteen weeks ended May 2, 2015:

	13 Weeks Ended
($ In millions)	April 30, 2016	May 2, 2015
Net sales	$2,319	$2,325
Same store sales	0.9%	(1.0)%
Gross margin	$846	$862
Gross margin as a percentage of Net sales	36.5%	37.1%
Selling, general and administrative expenses (“SG&A”)	$805	$827
SG&A as a percentage of Net sales	34.7%	35.6%
Net loss attributable to Toys “R” Us, Inc.	$(126)	$(140)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$79	$70

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

First quarter 2016 financial highlights:

•	Net sales decreased by $6 million compared to the prior year, predominantly due to Domestic store closures, partially offset by increases in International and Domestic same store sales.

•	Consolidated same store sales increased by 0.9 percentage points primarily driven by growth in our International segment.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) declined in both our Domestic and International segments.

•	SG&A decreased by $22 million primarily due to a reduction in occupancy costs.

•	Net loss attributable to Toys “R” Us, Inc. improved by $14 million.

Same Store Sales
In computing same store sales, we include stores that have been open for at least 56 weeks from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Express stores that have a cumulative lease term of at least two years (“Permanent Express”) and have been open for at least 56 weeks from their soft opening date are also included in the computation of same store sales.

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
The changes in our same store sales for the thirteen weeks ended April 30, 2016 and May 2, 2015 are as follows:

	13 Weeks Ended
	April 30, 2016 vs. 2015	May 2, 2015 vs. 2014
Domestic	0.1%	(2.3)%
International	2.5%	1.2%
Toys “R” Us - Consolidated	0.9%	(1.0)%

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	April 30, 2016	May 2, 2015
Baby	48.8%	48.6%
Core Toy	13.8%	12.9%
Entertainment	5.7%	7.2%
Learning	17.8%	17.6%
Seasonal	13.6%	13.1%
Other (1)	0.3%	0.6%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	April 30, 2016	May 2, 2015
Baby	26.9%	26.6%
Core Toy	20.6%	20.5%
Entertainment	5.3%	6.4%
Learning	29.0%	27.7%
Seasonal	17.3%	17.9%
Other (1)	0.9%	0.9%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

Store Type	Domestic		International		Toys “R” Us - Consolidated
	April 30, 2016	May 2, 2015	April 30, 2016 (1)	May 2, 2015	April 30, 2016	May 2, 2015
Traditional Toy	361	370	533	511	894	881
Side by Side	213	213	203	198	416	411
Baby	222	226	13	15	235	241
Permanent Express	75	59	7	5	82	64
Total Operated	871	868	756	729	1,627	1,597

Excluded from store count:
Licensed (2)	—	—	250	244	250	244
Temporary Express	19	39	24	13	43	52

(1)	The net increase in International stores compared to the prior year is primarily due to 31 stores in China and Southeast Asia.

(2)	The net increase in licensed stores from prior year is predominantly due to four stores in Sweden and three stores in the Philippines.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$(126)	$(140)	$14
Net loss attributable to Toys “R” Us, Inc. improved by $14 million to $126 million for the thirteen weeks ended April 30, 2016, compared to $140 million for the same period last year. The improvement was primarily due to a $22 million reduction in SG&A, partially offset by a $16 million decline in Gross margin.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015
Domestic	$1,458	$1,490	$(32)	(2.1)%	62.9%	64.1%
International	861	835	26	3.1%	37.1%	35.9%
Toys “R” Us - Consolidated	$2,319	$2,325	$(6)	(0.3)%	100.0%	100.0%
Net sales decreased by $6 million or 0.3%, to $2,319 million for the thirteen weeks ended April 30, 2016, compared to $2,325 million for the same period last year. Foreign currency translation decreased Net sales by $3 million for the thirteen weeks ended April 30, 2016.
Excluding the impact of foreign currency translation, the decrease in Net sales was due to Domestic store closures, including our Times Square and FAO Schwarz flagship stores, partially offset by increases in International and Domestic same store sales driven by higher average transaction amounts.
Domestic
Net sales for our Domestic segment decreased by $32 million or 2.1%, to $1,458 million for the thirteen weeks ended April 30, 2016. The decrease in Net sales was due to store closures, partially offset by a same store sales improvement of 0.1%.
The increase in same store sales resulted primarily from increases in our core toy and learning categories. The increase in our core toy category was mainly due to dolls and collectibles. The increase in our learning category was predominantly due to preschool toys. Partially offsetting these increases was a decline in our entertainment category primarily due to “toys to life” video game products and portable electronics.

International
Net sales for our International segment increased by $26 million or 3.1%, to $861 million for the thirteen weeks ended April 30, 2016. Excluding a $3 million decrease due to foreign currency translation, International Net sales improved primarily as a result of a 2.5% increase in same store sales.
The increase in same store sales resulted primarily from increases in our learning, baby and core toy categories. The increase in our learning category was mainly due to construction and preschool toys. The increase in our baby category was primarily due to baby gear and apparel. The increase in our core toy category was predominantly due to collectibles. Partially offsetting these increases was a decline in our entertainment category primarily due to “toys to life” products and video game systems and software.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 30, 2016	May 2, 2015	$ Change	April 30, 2016	May 2, 2015	Change
Domestic	$515	$535	$(20)	35.3%	35.9%	(0.6)%
International	331	327	4	38.4%	39.2%	(0.8)%
Toys “R” Us - Consolidated	$846	$862	$(16)	36.5%	37.1%	(0.6)%
Gross margin decreased by $16 million to $846 million for the thirteen weeks ended April 30, 2016, compared to $862 million for the same period last year. Foreign currency translation decreased Gross margin by $2 million.
Gross margin rate decreased by 0.6 percentage points for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease in Gross margin rate was primarily the result of margin rate declines in our Domestic and International segments within certain categories due in part to increased sales of products on promotion.
Domestic
Gross margin decreased by $20 million to $515 million for the thirteen weeks ended April 30, 2016. Gross margin rate decreased by 0.6 percentage points for the thirteen weeks ended April 30, 2016 compared to the same period last year.
The decrease in Gross margin rate resulted from margin rate declines primarily in our core toy and learning categories due in part to increased sales of products on promotion. Partially offsetting the decrease was a margin improvement mainly attributable to sales mix away from lower margin entertainment products.
International
Gross margin increased by $4 million to $331 million for the thirteen weeks ended April 30, 2016. Foreign currency translation decreased Gross margin by $2 million. Gross margin rate decreased by 0.8 percentage points for the thirteen weeks ended April 30, 2016, compared to the same period last year.
The decline in Gross margin rate resulted from margin rate declines primarily in our baby and learning categories due in part to increased sales of products on promotion. Partially offsetting the decrease were margin improvements predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Payroll and related benefits	45.4%	44.3%
Occupancy costs	31.7%	33.6%
Advertising and promotional expenses	7.0%	6.5%
Transaction fees (1)	3.6%	3.0%
Professional fees	3.3%	4.1%
Other (2)	9.0%	8.5%
Total	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to transporting merchandise from distribution centers to stores, website hosting, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 30, 2016	May 2, 2015	$ Change	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$805	$827	$(22)	34.7%	35.6%	(0.9)%
SG&A decreased by $22 million to $805 million for the thirteen weeks ended April 30, 2016, compared to $827 million for the same period last year. Foreign currency translation decreased SG&A by $1 million. As a percentage of Net sales, SG&A decreased by 0.9 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a $22 million decline in occupancy costs, predominantly as a result of the closure of our Times Square and FAO Schwarz flagship stores and lower utility expenses.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$80	$87	$(7)
Depreciation and amortization decreased by $7 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease in Depreciation and amortization was primarily due to fully depreciated assets and closed stores.

Other Income, Net
Other income, net includes the following:

•	foreign exchange gains and losses;

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$32	$22	$10
Other income, net increased by $10 million to $32 million for the thirteen weeks ended April 30, 2016, compared to $22 million for the same period last year. The increase was primarily due to a $7 million increase in unrealized gains on foreign exchange related to the re-measurement of the Tranche A-1 loan facility attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”) and a $2 million decrease in impairment of long-lived assets.

Interest Expense

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$123	$114	$9
Interest expense increased by $9 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The increase was primarily due to the change in fair value of derivative contracts.

Interest Income

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Toys “R” Us - Consolidated	$1	$1	$—
Interest income remained consistent for the thirteen weeks ended April 30, 2016, compared to the same period last year.

Income Tax Benefit
The following table summarizes our Income tax benefit and effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
($ In millions)	April 30, 2016	May 2, 2015
Loss before income taxes	$(129)	$(143)
Income tax benefit	(4)	(4)
Effective tax rate	3.1%	2.8%
The effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate is 4.1% for the thirteen weeks ended April 30, 2016 compared to 3.2% for the same period last year.
For the thirteen weeks ended April 30, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 2, 2015.

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
Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Net loss attributable to Toys “R” Us, Inc.	$(126)	$(140)

Add:
Income tax benefit	(4)	(4)
Interest expense, net	122	113
Depreciation and amortization	80	87
EBITDA	72	56

Adjustments:
Compensation expense (a)	7	3
Certain transaction costs (b)	5	1
Litigation (c)	4	—
Sponsors’ management and advisory fees (d)	2	5
Severance	2	5
Net earnings attributable to noncontrolling interest	1	1
Foreign currency re-measurement (e)	(13)	(6)
Property losses, net of insurance recoveries (f)	(1)	—
Impairment of long-lived assets	—	2
Store closure costs (g)	—	4
Net gains on sales of properties	—	(1)
Adjusted EBITDA (h)	$79	$70

(a)	Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards.

(b)	Represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(c)	Represents certain litigation expenses and settlements recorded for legal matters.

(d)
Represents the fees expensed to our Sponsors in accordance with the advisory agreement. In June 2015, the advisory agreement was amended in order to reduce the advisory fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” for further details.

(e)	Represents the unrealized gain on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada.

(f)	Represents property losses and insurance claims recognized.

(g)	Represents store closure costs, net of lease surrender income.

(h)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors management and advisory fees, asset impairment charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of April 30, 2016, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $586 million, a total of $99 million of outstanding letters of credit and excess availability of $517 million as of April 30, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $392 million in excess of the covenant at April 30, 2016. Availability is determined pursuant to a borrowing base, primarily consisting of specified percentages of eligible inventory among other assets, and generally peaks in the third quarter of our fiscal year. As of April 30, 2016, Toys“R”Us-Delaware, Inc. and its subsidiaries had total liquidity of $571 million, which included cash and cash equivalents of $179 million.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes three unsecured loan commitment lines of credit (“Tranche 1A”, “Tranche 1B” and “Tranche 2”). Tranche 1A is available in amounts of up to ¥9.45 billion ($89 million at April 30, 2016). As of April 30, 2016, we had outstanding borrowings of $4 million under Tranche 1A, with $85 million of remaining availability. Tranche 1B is available in amounts of up to ¥2.0 billion ($19 million at April 30, 2016). As of April 30, 2016 we had no outstanding borrowings under Tranche 1B, with $19 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($33 million at April 30, 2016). As of April 30, 2016, we had outstanding borrowings of $2 million under Tranche 2, with $31 million of remaining availability. As of April 30, 2016, Toys-Japan had total liquidity of $152 million under committed facilities, which included cash and cash equivalents of $17 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At April 30, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at April 30, 2016) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($202 million at April 30, 2016) asset-based senior secured revolving credit facility. As of April 30, 2016, we had outstanding borrowings of $54 million, with $55 million of remaining availability under the European ABL Facility. As of April 30, 2016, Europe and Australia had total liquidity of $139 million, which included cash and cash equivalents of $84 million.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$273 million ($35 million at April 30, 2016). As of April 30, 2016, we had $5 million of borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of April 30, 2016, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with two tranches maturing June 2016 and a tranche maturing June 2017 and our European ABL Facility through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, financial market disruption could have a negative impact on our ability to refinance our maturing debt and available resources in the future.

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
The following table presents our capital expenditures for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015
Information technology	$16	$11
Store improvements (1)	15	10
Distribution centers	7	7
New stores	6	4
Other store-related projects (2)	6	11
Total capital expenditures	$50	$43

(1)	Includes expenditures related to the “Clean and Bright” initiative.

(2)	Includes remodels and other store updates.

Cash Flows

	13 Weeks Ended
(In millions)	April 30, 2016	May 2, 2015	Change
Net cash used in operating activities	$(744)	$(630)	$(114)
Net cash used in investing activities	(48)	(42)	(6)
Net cash provided by financing activities	546	430	116
Effect of exchange rate changes on Cash and cash equivalents	24	(3)	27
Net decrease during period in Cash and cash equivalents	$(222)	$(245)	$23
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $114 million to $744 million for the thirteen weeks ended April 30, 2016, compared to $630 million for the thirteen weeks ended May 2, 2015. The increase was primarily due to higher Domestic vendor payments in fiscal 2016 for merchandise purchased in fiscal 2015 to maintain a stronger in-stock position.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $6 million to $48 million for the thirteen weeks ended April 30, 2016, compared to $42 million for the thirteen weeks ended May 2, 2015, primarily due to a $7 million increase in capital expenditures.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $116 million to $546 million for the thirteen weeks ended April 30, 2016, compared to $430 million for the thirteen weeks ended May 2, 2015. The increase was primarily due to a $130 million increase in net long-term debt borrowings under our revolving credit facilities to finance our increase in inventories described above, partially offset by a $12 million distribution to the Asia JV’s minority interest partner.

Debt
As of April 30, 2016, we had total indebtedness of $5.3 billion, of which $3.2 billion was secured indebtedness. During the thirteen weeks ended April 30, 2016, there were no significant events that occurred with respect to our debt structure. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.
Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial market conditions and other economic factors that may be outside our control. Such refinancings may include the issuance or guarantee of debt by certain of our subsidiaries, and may be accompanied by transactions or asset transfers among certain of our subsidiaries. Any debt issued in such transactions may be issued or guaranteed by entities that are not obligors on the debt being refinanced, and may have liens on assets that are not pledged to secure the debt being refinanced.
In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time prepay, repurchase, refinance or otherwise acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” and Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Refinancings
On June 13, 2016, we entered into an agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of our 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes,” and collectively with the 2017 Notes, the “Existing Notes”) relating to a refinancing transaction. Pursuant to the Support Agreement, the Supporting Noteholders have agreed to support a refinancing through a private exchange offer by tendering approximately 50.2% of the Existing Notes in the exchange offer. The Support Agreement contemplates, among other things, us commencing the private exchange offer through a new indirect wholly-owned subsidiary (the “ExchangeCo”) for up to $400 million of the outstanding 2017 Notes and for any and all of the outstanding 2018 Notes, in each case that are held by eligible holders (as defined in the Support Agreement). The notes expected to be issued in the exchange offer will mature in 2021 and bear interest of 12% per annum. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details on the Support Agreement.
In addition, we believe that we have the ability to address the upcoming maturity of the $725 million of 8.500% senior secured notes due fiscal 2017 by refinancing the notes, a portion of which may be repaid using cash on hand; however market conditions could reduce or restrict our ability to refinance these notes on favorable terms. We are currently working with advisors to assist us in connection with the potential debt refinancing.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for details on our contractual obligations.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The Company has adopted the amendments of ASU 2015-16, effective January 31, 2016. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software licenses element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company adopted the amendments of ASU 2015-05 as of January 31, 2016 on a prospective basis. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued No. ASU 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). For entities with a fiscal year-end that does not coincide with a month-end, ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year-to-year. Under the previous practice, entities with fiscal year-ends that did not coincide with a month-end, had to adjust the fair value of the plan assets reported by the third-party service provider to reflect the fair value of plan assets as of their fiscal year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU. Additional disclosures are required if a contribution or significant event caused by the entity occurs between the month-end date used to measure the defined benefit plan assets and obligations and an entity’s fiscal year-end. Entities should apply the amendments in this update prospectively. The Company adopted the amendments of ASU 2015-04, effective January 31, 2016. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 and ASU 2015-15 did not have an impact on our Condensed Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company adopted the amendments of ASU 2015-02, effective January 31, 2016. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Under the previous practice, an entity was required to separately classify, present, and disclose extraordinary events and transactions. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, “Presentation of Financial Statements,” which prohibits the presentation and disclosure of extraordinary items. The Company adopted the amendments of ASU 2015-01, effective January 31, 2016. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 provides specific guidance on this Topic, requiring that performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This varies from the previous practice, as such provisions were also accounted for as non-vesting restrictions which affect the determination of grant-date fair value and required expense recognition over the requisite service period regardless of whether the performance condition is met.  The Company adopted the amendments of ASU 2014-12 as of January 31, 2016 on a prospective basis.  The adoption did not have an impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, our “Strategic Pillars,” store openings, integration and remodeling, the development, implementation and integration of our e-commerce business, the continued benefit of the “Fit for Growth” process improvements, future financial or operational performance, projected sales for certain periods, same store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, access to trade credit, future financings, refinancings including exchange offers, debt repayments, estimates regarding future effective tax rates, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, implementation and operation of our new e-commerce platform, marketing strategies, the availability of adequate financing, ability to repatriate cash from our foreign operations, ability to distribute cash from our operating subsidiaries to their parent entities, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 24, 2016, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended April 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

TOYS “R” US, INC.
(Registrant)

Date: June 14, 2016	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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