Form 10-Q
period 2016-07-30
TOYS R US INC
filed 2016-09-13
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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
As of September 12, 2016, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$420	$680	$417
Accounts and other receivables	279	225	243
Merchandise inventories	2,513	2,270	2,211
Current deferred tax assets	—	—	41
Prepaid expenses and other current assets	132	113	149
Total current assets	3,344	3,288	3,061
Property and equipment, net	3,106	3,163	3,222
Goodwill	64	64	64
Deferred tax assets	103	96	128
Restricted cash	52	52	53
Other assets	238	247	257
Total Assets	$6,907	$6,910	$6,785

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,359	$1,699	$1,246
Accrued expenses and other current liabilities	863	994	889
Income taxes payable	36	32	27
Current portion of long-term debt	80	73	226
Total current liabilities	2,338	2,798	2,388
Long-term debt	5,216	4,612	4,970
Deferred tax liabilities	73	64	112
Deferred rent liabilities	343	345	342
Other non-current liabilities	242	245	260
Temporary equity	119	111	85
Total stockholders’ deficit	(1,424)	(1,265)	(1,372)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,907	$6,910	$6,785
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$2,282	$2,293	$4,601	$4,618
Cost of sales	1,420	1,418	2,893	2,881
Gross margin	862	875	1,708	1,737
Selling, general and administrative expenses	783	796	1,588	1,623
Depreciation and amortization	84	86	164	173
Other income, net	(23)	(22)	(55)	(44)
Total operating expenses	844	860	1,697	1,752
Operating earnings (loss)	18	15	11	(15)
Interest expense	(102)	(106)	(225)	(220)
Interest income	—	—	1	1
Loss before income taxes	(84)	(91)	(213)	(234)
Income tax expense	9	6	5	2
Net loss	(93)	(97)	(218)	(236)
Less: Net earnings attributable to noncontrolling interest	2	2	3	3
Net loss attributable to Toys “R” Us, Inc.	$(95)	$(99)	$(221)	$(239)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net loss	$(93)	$(97)	$(218)	$(236)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7	(32)	75	(45)
Unrealized actuarial gains (losses)	2	(1)	2	(1)
Total other comprehensive income (loss), net of tax	9	(33)	77	(46)
Comprehensive loss, net of tax	(84)	(130)	(141)	(282)
Less: Comprehensive income attributable to noncontrolling interest	2	2	3	3
Comprehensive loss attributable to Toys “R” Us, Inc.	$(86)	$(132)	$(144)	$(285)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015
Cash Flows from Operating Activities:
Net loss	$(218)	$(236)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	164	173
Amortization and write-off of debt issuance costs and debt discount	17	21
Deferred income taxes	4	2
Unrealized (gains) losses on foreign exchange	(9)	3
Other	17	(9)
Changes in operating assets and liabilities:
Accounts and other receivables	3	4
Merchandise inventories	(200)	(166)
Prepaid expenses and other operating assets	(12)	(15)
Accounts payable, Accrued expenses and other liabilities	(531)	(435)
Income taxes payable, net	(28)	(17)
Net cash used in operating activities	(793)	(675)
Cash Flows from Investing Activities:
Capital expenditures	(95)	(82)
Proceeds from sales of fixed assets	2	12
(Increase) decrease in restricted cash	(2)	1
Acquisitions	—	(2)
Net cash used in investing activities	(95)	(71)
Cash Flows from Financing Activities:
Long-term debt borrowings	748	669
Long-term debt repayments	(132)	(205)
Short-term debt borrowings, net	6	8
Capitalized debt issuance costs	(3)	(2)
Distribution to noncontrolling interest	(12)	—
Net cash provided by financing activities	607	470
Effect of exchange rate changes on Cash and cash equivalents	21	(5)
Cash and cash equivalents:
Net decrease during period	(260)	(281)
Cash and cash equivalents at beginning of period	680	698
Cash and cash equivalents at end of period	$420	$417
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(239)	—	(239)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Issuance of restricted stock	—	4	(4)	—	—	—
Amortization of restricted stock	—	—	1	—	—	1
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	3	—	3
Balance, August 1, 2015	49	$(1)	$69	$(1,150)	$(290)	$(1,372)

Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(221)	—	(221)
Total other comprehensive income, net of tax	—	—	—	—	77	77
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)
Balance, July 30, 2016	49	$—	$70	$(1,301)	$(193)	$(1,424)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended July 30, 2016 and August 1, 2015, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2016, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The results of operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Under the previous practice, debt issuance costs were recognized as an asset.  In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements.  The Company has retrospectively adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016.  We revised the balance sheet presentation of debt issuance costs from Other assets to a deduction from the carrying amount of Long-term debt on the Condensed Consolidated Balance Sheets and revised the presentation of the carrying amounts of individual debt liabilities in Note 2 entitled “Short-term borrowings and long-term debt.” The amounts of debt issuance costs that were reclassified as of July 30, 2016, January 30, 2016 and August 1, 2015 totaled $49 million, $58 million and $86 million, respectively.
Distribution to Noncontrolling Interest
During the twenty-six weeks ended July 30, 2016, Toys (Labuan) Holding Limited (“Asia JV”) made a $40 million distribution, $28 million of which was paid to our subsidiary and $12 million was paid to Asia JV’s minority interest partner.
Subsequent Event
On September 12, 2016, the Company amended its stock option agreement with Michael J. Short, Executive Vice President and Chief Financial Officer, dated October 10, 2014 pursuant to which the Company amended the vesting conditions for Mr. Short’s outstanding performance-based options issued under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). As a result of this amendment, these options will be time-based and will vest fifty percent on October 10, 2016 with the remaining portion vesting in equal annual installments over the subsequent two years. We accounted for this modification in accordance with FASB Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The modification resulted in no incremental expense over the remaining term of the award.
On July 27, 2016, the Company amended its employment agreement with Mr. Short, dated June 19, 2014, to allow Mr. Short to participate in the 2010 Incentive Plan effective September 12, 2016. On September 12, 2016, the Company provided Mr. Short with a grant of 250,000 options under the 2010 Incentive Plan. The options have an exercise price of $11.00 per share with a grant date fair value of $1 million. The options are scheduled to vest fifty percent on the second anniversary of the grant date with the remaining portion vesting in equal annual installments over the subsequent two years, subject to Mr. Short’s continued employment on each such date.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of July 30, 2016, January 30, 2016 and August 1, 2015 is outlined in the table below. The balances below do not include the impact of the Exchange Offers and additional issuance of New Secured Notes (each as defined below) which were completed subsequent to July 30, 2016.

(In millions)	July 30, 2016	January 30, 2016(1)	August 1, 2015(1)
Short-term borrowings
Asia JV uncommitted lines of credit	$6	$—	$8
Long-term debt
Spanish real estate credit facility, due fiscal 2015	—	—	28
Toys-Japan unsecured credit lines, expire fiscals 2017-2018 (2)	32	—	61
10.375% senior notes, due fiscal 2017 (3)(4)	445	444	442
8.500% senior secured notes, due fiscal 2017 (5)	718	715	713
French real estate credit facility, due fiscal 2018	50	49	49
Incremental secured term loan facility, due fiscal 2018 (6)	127	129	130
Second incremental secured term loan facility, due fiscal 2018 (6)	63	64	65
7.375% senior notes, due fiscal 2018 (3)(4)	401	401	401
$1.85 billion secured revolving credit facility, expires fiscal 2019 (6)	649	80	377
Senior unsecured term loan facility, due fiscal 2019 (7)	872	911	917
Tranche A-1 loan facility, due fiscal 2019 (6)	271	269	266
Secured term B-4 loan facility, due fiscal 2020 (6)	984	987	983
UK real estate credit facility, due fiscal 2020	340	364	396
European and Australian asset-based revolving credit facility, expires fiscal 2020	76	—	70
Toys-Japan loans, due fiscals 2019-2021	50	48	57
8.750% debentures, due fiscal 2021 (8)	22	22	22
Finance obligations associated with capital projects	181	183	190
Capital lease and other obligations	15	19	29
	5,296	4,685	5,196
Less: current portion	80	73	226
Total Long-term debt (9)	$5,216	$4,612	$4,970

(1)
In accordance with the retrospective adoption of ASU 2015-03 and ASU 2015-15, we have revised the presentation of the carrying amounts of individual debt liabilities as of January 30, 2016 and August 1, 2015.  For further details, refer to Note 1 entitled “Basis of Presentation.”

(2)
On June 30, 2016, Toys “R” Us – Japan, Ltd. (“Toys-Japan”) entered into an agreement to refinance and combine two of its existing unsecured loan commitment lines of credit (“Tranche 1B” due fiscal 2016 and “Tranche 2” due fiscal 2016) into a new Tranche 2 committed credit line, expiring on June 29, 2018.

(3)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(4)
On August 16, 2016, we completed the offering to exchange the outstanding 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “Senior Notes”) for new 12.000% senior secured notes due 2021 (the “New Secured Notes”) issued by the New Secured Note Issuers (as defined below) and, in the case of the 2017 Notes, $110 million in cash. An additional $34 million of New Secured Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers (as defined below). On August 26, 2016, the New Secured Note Issuers issued additional New Secured Notes in a private placement. The impact of these transactions is not reflected in the balances presented. For further details, refer to the Subsequent Event below.

(5)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(6)	Represents obligations of Toys “R” Us – Delaware, Inc. (“Toys-Delaware”).

(7)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(8)	Represents obligations of the Parent Company and Toys-Delaware.

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
The amount of total net assets that were subject to such restrictions was $484 million as of July 30, 2016. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of July 30, 2016, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our two Toys-Japan unsecured credit lines through June 2017 and June 2018 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Asia JV uncommitted lines of credit, due on demand ($6 million at July 30, 2016)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$272 million ($35 million at July 30, 2016). As of July 30, 2016, we had $6 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $25 million. The average interest rate on the drawn borrowings was 1.20% and 1.50% at July 30, 2016 and August 1, 2015, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2017-2018 ($32 million at July 30, 2016)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit, “Tranche 1A” due fiscal 2017 and Tranche 2. On June 30, 2016, Toys-Japan entered into an agreement to refinance and combine its Tranche 1B and Tranche 2 committed credit lines due fiscal 2016 into a new Tranche 2 committed credit line, expiring on June 29, 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($93 million at July 30, 2016) and bears an interest rate of Tokyo Interbank Offered Rate plus 0.80% per annum. As of July 30, 2016, we had outstanding borrowings of $16 million under Tranche 2, with $77 million of remaining availability. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Tranche 1A is available in amounts of up to ¥9.45 billion ($93 million at July 30, 2016) and expires on June 30, 2017. As of July 30, 2016 we had outstanding borrowings of $16 million under Tranche 1A, with $77 million of remaining availability.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At July 30, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($15 million at July 30, 2016) of incremental availability.

$1.85 billion secured revolving credit facility, expires fiscal 2019 ($649 million at July 30, 2016)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $649 million, a total of $97 million of outstanding letters of credit and excess availability of $508 million as of July 30, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $383 million in excess of the covenant at July 30, 2016. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and credit card receivables and certain real estate less any applicable availability reserves, and generally peaks in the third quarter of our fiscal year.
European and Australian asset-based revolving credit facility, expires fiscal 2020 ($76 million at July 30, 2016)
The European ABL Facility, as amended, provides for a five-year £138 million ($183 million at July 30, 2016) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of July 30, 2016, we had outstanding borrowings of $76 million, with $34 million of remaining availability under the European ABL Facility.
Senior unsecured term loan facility, due fiscal 2019 ($872 million at July 30, 2016)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $28 million on May 13, 2016.
In addition, the Propco I Term Loan Facility requires TRU Propco I to prepay outstanding term loans at specified times, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount equal to 65% of the appraised value (as defined in the Propco I Term Loan Facility) of the real property disposed of in such sale. As a result, on July 29, 2016, TRU Propco I made a prepayment of $13 million.
Subsequent Events
On August 16, 2016, we, along with our indirect wholly-owned subsidiary TRU Taj LLC (“TRU Taj”) and TRU Taj Finance, Inc. (together with TRU Taj, the “New Secured Note Issuers”) completed the offers to exchange the Parent Company’s 2017 Notes and 2018 Notes for newly issued New Secured Notes and, in the case of the 2017 Notes, $110 million in cash (the “Exchange Offers”).
Pursuant to the Exchange Offers, aggregate principal amounts of $345 million and $192 million of the 2017 Notes and 2018 Notes, respectively, were accepted for payment and subsequently canceled. The New Secured Note Issuers issued $407 million in aggregate principal amount of New Secured Notes and paid $110 million in cash consideration, a majority of which was funded by borrowings from the ABL Facility that Toys-Delaware used to settle certain intercompany payables with the Parent Company. An additional $34 million of New Secured Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers. Altogether, $441 million of New Secured Notes were issued, and aggregate principal amounts of $105 million and $208 million of 2017 Notes and 2018 Notes, respectively, remained outstanding. The New Secured Notes bear an interest rate of 12% per annum and will mature on August 15, 2021. Interest is payable semiannually on February 15 and August 15 of each year, beginning on February 15, 2017.
Additionally, on August 26, 2016, the New Secured Note Issuers issued an additional $142 million of New Secured Notes in a private placement. A portion of the net cash proceeds of $136 million from the private placement will be used primarily to redeem the remaining outstanding balance of $105 million of 2017 Notes, at a redemption price of 102.594%, plus accrued and unpaid interest. On August 30, 2016, we issued a conditional notice of redemption for the remaining outstanding 2017 Notes. The remaining net cash proceeds are available for general corporate purposes, which may include repayment of other indebtedness of the Company or TRU Taj.
Prior to the consummation of the Exchange Offers, the Company and its subsidiaries effected certain internal corporate reorganization transactions, including the formation of the following entities as wholly-owned direct or indirect subsidiaries of Toys “R” Us Europe LLC (“Toys Europe”): TRU Taj Holdings 1, LLC, TRU Taj Holdings 2 Limited, TRU Taj Holdings 3, LLC, TRU Taj, TRU (Japan) Holdings Parent Ltd and TRU Taj (Spain) Holdings, LLC. Prior to, or substantially concurrently with the consummation of the Exchange Offers, the Company and Toys Europe transfered equity interests in certain foreign and domestic subsidiaries to TRU Taj or to subsidiaries of TRU Taj. Such transferred subsidiaries will comprise (i) the Japan, Europe and Australia operations of the Company, (ii) TRU Asia, LLC, which is the indirect parent company of the Company’s ownership interest in the Asia JV, and (iii) Wayne Real Estate Parent Company LLC and its subsidiaries.
The obligations under the New Secured Notes are guaranteed by the Parent Company, certain parent companies of the TRU Taj and certain direct and indirect subsidiaries of the TRU Taj, including certain obligors of the European ABL Facility. The direct and guaranteed obligations under the New Secured Notes (other than the guarantee by the Parent Company) are secured by the pledge of equity interests of certain foreign subsidiaries of the Company, including (i) a first priority pledge by an indirect parent company of the TRU Taj, (ii) certain first-priority pledges by intermediate holding companies of equity interests of the subsidiaries comprising the Company’s Europe operations and (iii) certain second-priority pledges of certain of the equity interests currently pledged in favor of the collateral agent under the European ABL Facility.
At any time prior to February 15, 2018, the New Secured Note Issuers may redeem all or a part of the New Secured Notes at a redemption price equal to 100% of the principal amount of the New Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any.
Additionally, prior to February 15, 2018, the New Secured Note Issuers may redeem during each twelve-month period commencing on August 16, 2016 up to 10% of the aggregate principal outstanding amount of the New Secured Notes at their option, from time to time, at a redemption price equal to 103% of the principal amount of the New Secured Notes to be redeemed, plus accrued and unpaid interest; provided that if less than 10% of the aggregate principal amount of the New Secured Notes are redeemed during the first twelve-month period after the issue date, unused amounts may be carried over, but in no event will more than 15% of the aggregate principal amount of the New Secured Notes issued on or after the issue date be redeemed as described in this paragraph.
On and after February 15, 2018, the New Secured Note Issuers may redeem the New Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the New Secured Notes to be redeemed, plus accrued and unpaid interest.
If certain change of control events occur, the New Secured Note Issuers must offer to purchase the New Secured Notes at 101% of their principal amount, plus accrued and unpaid interest thereon, if any, to, but excluding the purchase date. In addition, if the Company or its restricted subsidiaries (including TRU Taj and its restricted subsidiaries) sells assets or incurs certain types of indebtedness, under certain circumstances the Issuers must offer to repurchase the New Secured Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon, if any, to, but excluding the repurchase date on the terms set forth in the indenture.
The New Secured Notes were issued under an indenture containing covenants that, among other things, limit the Company’s and the New Secured Notes Issuers’ ability and the ability of their respective restricted subsidiaries to incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates (including Toys-Delaware). These covenants are subject to a number of limitations and exceptions.
The indenture also contains certain events of default (with certain grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to TRU Taj or any guarantor, all outstanding New Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding New Secured Notes may declare all such New Secured Notes to be due and payable immediately.

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
Interest Rate Contracts
As of July 30, 2016 and January 30, 2016, we had one interest rate cap designated as a cash flow hedge with a maturity date of February 27, 2018. As of August 1, 2015, we had two interest rate caps and one interest rate swap designated as cash flow hedges. No material ineffectiveness was recorded for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Foreign Exchange Contracts
As of July 30, 2016, January 30, 2016 and August 1, 2015, we had foreign currency forward contracts to economically hedge the U.S. Dollar (“USD”) merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.

As of July 30, 2016 and August 1, 2015, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $4 million and $2 million, respectively. As of January 30, 2016, there were no foreign exchange derivative liabilities related to agreements that contain credit-risk related contingent features.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015
Derivatives designated as cash flow hedges:
Beginning balance	$1	$—
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$1	$—
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$3	$(9)	$1	$(13)
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	7	6	(8)	5
Total Interest expense	$10	$(3)	$(7)	$(8)

(1)
Gains (losses) related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016		January 30, 2016		August 1, 2015
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$—	$—	$—	$—	$29	$—
Other assets	51	—	50	—	51	—
Accrued expenses and other current liabilities	—	—	—	—	40	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	138	3	53	1	158	6
Accrued expenses and other current liabilities	242	(9)	93	—	197	(3)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	138	3	53	1	187	6
Other assets	51	—	50	—	51	—
Total derivative assets (1)	$189	$3	$103	$1	$238	$6

Accrued expenses and other current liabilities	242	(9)	93	—	237	(3)
Total derivative liabilities (1)	$242	$(9)	$93	$—	$237	$(3)

(1)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

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
The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our debt, which are considered unobservable inputs. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. For counterparties with publicly available credit information, the credit spreads over the London Interbank Offered Rate used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. Generally, significant increases (decreases) in our own credit spread in isolation would result in significantly lower (higher) fair value measurement for these derivatives. Based on the mixed input valuation, we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.
Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of July 30, 2016, January 30, 2016 and August 1, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total assets	$—	$3	$—	$3
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	9	—	9
Total liabilities	$—	$9	$—	$9

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 1, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	6	—	6
Total assets	$—	$6	$—	$6
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$3	$—	$3

For the periods ended July 30, 2016, January 30, 2016 and August 1, 2015, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the twenty-six weeks ended July 30, 2016 and August 1, 2015. The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at July 30, 2016 and August 1, 2015. As of July 30, 2016 and August 1, 2015, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy, respectively.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 30, 2016	—	—	—
Long-lived assets held and used	1	—	1
Balance, July 30, 2016	$1	$—	$1

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	4	2	2
Long-lived assets held and used	4	2	2
Balance, August 1, 2015	$8	$4	$4
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the twenty-six weeks ended July 30, 2016 and August 1, 2015. The table below presents the carrying values and fair values of our Long-term debt including current portion as of July 30, 2016, January 30, 2016 and August 1, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 30, 2016	$5,296	$5,130	$1,521	$2,188	$1,421
January 30, 2016	4,685	4,107	1,309	2,037	761
August 1, 2015	5,196	4,922	1,364	2,283	1,275
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Loss before income taxes	$(84)	$(91)	$(213)	$(234)
Income tax expense	9	6	5	2
Effective tax rate	(10.7)%	(6.6)%	(2.3)%	(0.9)%
The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (2.1)% for the twenty-six weeks ended July 30, 2016 compared to (0.6)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

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
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Baby	45.2%	45.5%	47.1%	47.1%
Core Toy	14.2%	13.8%	14.0%	13.3%
Entertainment	4.7%	5.7%	5.2%	6.5%
Learning	17.8%	18.1%	17.8%	17.8%
Seasonal	17.2%	15.8%	15.3%	14.4%
Other (1)	0.9%	1.1%	0.6%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Baby	26.6%	25.4%	26.7%	26.0%
Core Toy	20.1%	20.1%	20.4%	20.3%
Entertainment	4.9%	5.8%	5.1%	6.0%
Learning	27.3%	26.9%	28.1%	27.3%
Seasonal	20.2%	20.9%	18.8%	19.5%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial information by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales
Domestic	$1,377	$1,410	$2,835	$2,900
International	905	883	1,766	1,718
Total Net sales	$2,282	$2,293	$4,601	$4,618
Operating earnings (loss)
Domestic	$60	$78	$127	$139
International	41	28	51	25
Corporate and other	(83)	(91)	(167)	(179)
Operating earnings (loss)	18	15	11	(15)
Interest expense	(102)	(106)	(225)	(220)
Interest income	—	—	1	1
Loss before income taxes	$(84)	$(91)	$(213)	$(234)

(In millions)	July 30, 2016	January 30, 2016	August 1, 2015
Merchandise inventories
Domestic	$1,626	$1,559	$1,410
International	887	711	801
Total Merchandise inventories	$2,513	$2,270	$2,211

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
We recorded Advisory Fees of $1 million and $3 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively. We recorded Advisory Fees of less than $1 million and $5 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. During each of the thirteen and twenty-six weeks ended July 30, 2016, we also paid the Sponsors for out-of-pocket expenses, which were nominal. During each of the thirteen and twenty-six weeks ended August 1, 2015, out-of-pocket expenses paid to the Sponsors were less than $1 million, respectively.
Other Relationships and Transactions with the Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were nominal and $1 million during the thirteen and twenty-six weeks ended July 30, 2016, respectively. The interest amounts on such debt and debt securities held by related parties were $2 million and $5 million during the thirteen and twenty-six weeks ended August 1, 2015, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $4 million for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for each of the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended July 30, 2016, we did not dispose of any properties. During the twenty-six weeks ended July 30, 2016, we sold a property and certain assets for proceeds of $2 million, resulting in net gains of less than $1 million. Net gains on sales of property are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Accumulated other comprehensive loss
Total other comprehensive income (loss), net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Change	(13)	—	—	(13)
Balance, May 2, 2015	(215)	—	(42)	(257)
Change	(32)	—	(1)	(33)
Balance, August 1, 2015	$(247)	$—	$(43)	$(290)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	(181)	1	(22)	(202)
Change	7	—	2	9
Balance, July 30, 2016	$(174)	$1	$(20)	$(193)

11. Recent accounting pronouncements

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2016-15 will have on our Condensed Consolidated Financial Statements.
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

In March 2016, the FASB issued ASU No. 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07 is not expected to have an impact on our Condensed Consolidated Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Condensed Consolidated Financial Statements.

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

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of July 30, 2016, there were 1,641 operated and 246 licensed “R” Us branded retail stores worldwide. Our Domestic and International segments also include their respective e-commerce operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and twenty-six weeks ended July 30, 2016 compared to the thirteen and twenty-six weeks ended August 1, 2015:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$2,282	$2,293	$4,601	$4,618
Same store sales	0.5%	(0.2)%	0.7%	(0.6)%
Gross margin	$862	$875	$1,708	$1,737
Gross margin as a percentage of Net sales	37.8%	38.2%	37.1%	37.6%
Selling, general and administrative expenses (“SG&A”)	$783	$796	$1,588	$1,623
SG&A as a percentage of Net sales	34.3%	34.7%	34.5%	35.1%
Net loss attributable to Toys “R” Us, Inc.	$(95)	$(99)	$(221)	$(239)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$121	$122	$200	$192

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Second quarter 2016 financial highlights:

•	Net sales decreased by $11 million compared to the prior year, predominantly due to Domestic store closures, partially offset by an increase in International same store sales.

•	Consolidated same store sales increased by 0.5 percentage points primarily driven by growth in our International segment.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) declined in our Domestic segment and remained flat Internationally.

•	SG&A decreased by $13 million primarily due to a reduction in occupancy costs.

•	Net loss attributable to Toys “R” Us, Inc. improved by $4 million.
Year-to-date 2016 financial highlights:

•	Net sales decreased by $17 million compared to the prior year, predominantly due to Domestic store closures, partially offset by an increase in International same store sales.

•	Consolidated same store sales increased by 0.7 percentage points primarily driven by growth in our International segment.

•	Gross margin rate declined in both our Domestic and International segments.

•	SG&A decreased by $35 million primarily due to a reduction in occupancy costs.

•	Net loss attributable to Toys “R” Us, Inc. improved by $18 million.

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
The changes in our same store sales for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016 vs. 2015	August 1, 2015 vs. 2014	July 30, 2016 vs. 2015	August 1, 2015 vs. 2014
Domestic	0.0%	(2.5)%	0.1%	(2.4)%
International	1.2%	3.3%	1.8%	2.3%
Toys “R” Us - Consolidated	0.5%	(0.2)%	0.7%	(0.6)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Baby	45.2%	45.5%	47.1%	47.1%
Core Toy	14.2%	13.8%	14.0%	13.3%
Entertainment	4.7%	5.7%	5.2%	6.5%
Learning	17.8%	18.1%	17.8%	17.8%
Seasonal	17.2%	15.8%	15.3%	14.4%
Other (1)	0.9%	1.1%	0.6%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Baby	26.6%	25.4%	26.7%	26.0%
Core Toy	20.1%	20.1%	20.4%	20.3%
Entertainment	4.9%	5.8%	5.1%	6.0%
Learning	27.3%	26.9%	28.1%	27.3%
Seasonal	20.2%	20.9%	18.8%	19.5%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

Store Type	Domestic		International		Toys “R” Us - Consolidated
	July 30, 2016	August 1, 2015	July 30, 2016 (1)	August 1, 2015	July 30, 2016	August 1, 2015
Traditional Toy	359	368	539	515	898	883
Side by Side	213	213	205	199	418	412
Baby	223	224	12	15	235	239
Permanent Express	80	59	10	5	90	64
Total Operated	875	864	766	734	1,641	1,598

Excluded from store count:
Licensed	—	—	246	243	246	243
Temporary Express	24	46	25	11	49	57

(1)	The net increase in International stores compared to the prior year is primarily due to 33 stores in China and Southeast Asia.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$(95)	$(99)	$4	$(221)	$(239)	$18
Net loss attributable to Toys “R” Us, Inc. improved by $4 million to $95 million for the thirteen weeks ended July 30, 2016, compared to $99 million for the same period last year. The improvement was primarily due to a reduction in SG&A of $13 million and a decrease in Interest expense of $4 million, partially offset by a $13 million decline in Gross margin.
Net loss attributable to Toys “R” Us, Inc. improved by $18 million to $221 million for the twenty-six weeks ended July 30, 2016, compared to $239 million for the same period last year. The improvement was primarily due to a $35 million reduction in SG&A and an increase in Other income, net of $11 million, partially offset by a $29 million decline in Gross margin.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015
Domestic	$1,377	$1,410	$(33)	(2.3)%	60.3%	61.5%
International	905	883	22	2.5%	39.7%	38.5%
Toys “R” Us - Consolidated	$2,282	$2,293	$(11)	(0.5)%	100.0%	100.0%
Net sales decreased by $11 million or 0.5%, to $2,282 million for the thirteen weeks ended July 30, 2016, compared to $2,293 million for the same period last year. Foreign currency translation increased Net sales by $13 million for the thirteen weeks ended July 30, 2016.
Excluding the impact of foreign currency translation, the decrease in Net sales was due to Domestic store closures, including our Times Square and FAO Schwarz flagship stores, partially offset by an increase in International same store sales primarily driven by higher average transaction amounts.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015
Domestic	$2,835	$2,900	$(65)	(2.2)%	61.6%	62.8%
International	1,766	1,718	48	2.8%	38.4%	37.2%
Toys “R” Us - Consolidated	$4,601	$4,618	$(17)	(0.4)%	100.0%	100.0%
Net sales decreased by $17 million or 0.4%, to $4,601 million for the twenty-six weeks ended July 30, 2016, compared to $4,618 million for the same period last year. Foreign currency translation increased Net sales by $10 million for the twenty-six weeks ended July 30, 2016.
Excluding the impact of foreign currency translation, the decrease in Net sales was due to Domestic store closures, including our Times Square and FAO Schwarz flagship stores, partially offset by an increase in International same store sales driven by higher average transaction amounts.
Domestic
Net sales for our Domestic segment decreased by $33 million or 2.3%, to $1,377 million for the thirteen weeks ended July 30, 2016, primarily due to store closures.
Same store sales remained consistent for the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015, with improvements in our seasonal and core toy categories offset by decreases in our entertainment and baby categories. The increase in our seasonal category was mainly due to water and sports toys. The increase in our core toy category was predominantly due to dolls. The decrease in our entertainment category was mainly due to video game software and “toys to life” video game products. The decrease in our baby category was primarily in infant care products and baby gear.
Net sales for our Domestic segment decreased by $65 million or 2.2%, to $2,835 million for the twenty-six weeks ended July 30, 2016, primarily due to store closures.
The slight increase of 0.1% in same store sales resulted primarily from improvements in our seasonal and core toy categories. The increase in our seasonal category was mainly due to sports and water toys. The increase in our core toy category was primarily due to dolls. Partially offsetting these increases was a decline in our entertainment category mainly due to “toys to life” video game products and portable electronics.
International
Net sales for our International segment increased by $22 million or 2.5%, to $905 million for the thirteen weeks ended July 30, 2016. Excluding a $13 million increase from foreign currency translation, International Net sales improved primarily due to a 1.2% increase in same store sales driven by our Canada and Asia Pacific markets.
The increase in same store sales resulted primarily from improvements in our baby and learning categories. The increase in our baby category was primarily due to baby gear and apparel. The increase in our learning category was mainly due to preschool and construction toys. Partially offsetting these increases was a decline in our entertainment category, primarily due to video game software and systems and “toys to life” products.

Net sales for our International segment increased by $48 million or 2.8%, to $1,766 million for the twenty-six weeks ended July 30, 2016. Excluding a $10 million increase from foreign currency translation, International Net sales improved primarily as a result of a 1.8% increase in same store sales driven by our Canada and Asia Pacific markets.
The increase in same store sales resulted primarily from improvements in our learning and baby categories. The increase in our learning category was mainly due to construction and preschool toys. The increase in our baby category was primarily due to baby gear and apparel. Partially offsetting these increases was a decline in our entertainment category primarily due to video game software and systems and “toys to life” products.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	Change
Domestic	$489	$511	$(22)	35.5%	36.2%	(0.7)%
International	373	364	9	41.2%	41.2%	—%
Toys “R” Us - Consolidated	$862	$875	$(13)	37.8%	38.2%	(0.4)%
Gross margin decreased by $13 million to $862 million for the thirteen weeks ended July 30, 2016, compared to $875 million for the same period last year. Foreign currency translation increased Gross margin by $4 million.
Gross margin rate decreased by 0.4 percentage points for the thirteen weeks ended July 30, 2016, compared to the same period last year. The decrease in Gross margin rate was primarily the result of a margin rate decline in our Domestic segment due to an increase in shipping costs from higher e-commerce sales coupled with a reduction in our free shipping purchase minimum.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	Change
Domestic	$1,004	$1,046	$(42)	35.4%	36.1%	(0.7)%
International	704	691	13	39.9%	40.2%	(0.3)%
Toys “R” Us - Consolidated	$1,708	$1,737	$(29)	37.1%	37.6%	(0.5)%
Gross margin decreased by $29 million to $1,708 million for the twenty-six weeks ended July 30, 2016, compared to $1,737 million for the same period last year. Foreign currency translation increased Gross margin by $2 million.
Gross margin rate decreased by 0.5 percentage points for the twenty-six weeks ended July 30, 2016, compared to the same period last year. The decrease in Gross margin rate in our Domestic segment was primarily due to an increase in shipping costs from higher e-commerce sales coupled with a reduction in our free shipping purchase minimum, as well as an increase in promotional sales. Additionally, our International segment experienced gross margin rate declines within certain categories.
Domestic
Gross margin decreased by $22 million to $489 million for the thirteen weeks ended July 30, 2016. Gross margin rate decreased by 0.7 percentage points for the thirteen weeks ended July 30, 2016 compared to the same period last year.
The decrease in Gross margin rate was primarily from higher shipping costs due to a 15% increase in e-commerce sales coupled with a reduction in our e-commerce free shipping purchase minimum from $49 to $19 launched in September 2015.

Gross margin decreased by $42 million to $1,004 million for the twenty-six weeks ended July 30, 2016. Gross margin rate decreased by 0.7 percentage points for the twenty-six weeks ended July 30, 2016 compared to the same period last year.
The decrease in Gross margin rate was primarily from higher shipping costs due to a 14% increase in e-commerce sales coupled with a reduction in our e-commerce free shipping purchase minimum from $49 to $19 launched in September 2015. In addition, the margin rate declined predominantly in our baby, core toy and seasonal categories as a result of increased promotional sales.
International
Gross margin increased by $9 million to $373 million for the thirteen weeks ended July 30, 2016. Foreign currency translation increased Gross margin by $4 million. Gross margin rate remained consistent for the thirteen weeks ended July 30, 2016, compared to the same period last year.
Gross margin increased by $13 million to $704 million for the twenty-six weeks ended July 30, 2016. Foreign currency translation increased Gross margin by $2 million. Gross margin rate decreased by 0.3 percentage points for the twenty-six weeks ended July 30, 2016, compared to the same period last year.
The decline in Gross margin rate resulted from margin rate declines primarily in our seasonal and baby categories due in part to an increase in promotional sales.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Payroll and related benefits	46.2%	46.1%	45.8%	45.2%
Occupancy costs	33.0%	34.4%	32.3%	34.0%
Advertising and promotional expenses	6.0%	5.4%	6.5%	6.0%
Transaction fees (1)	3.2%	3.1%	3.4%	3.1%
Professional fees	2.8%	3.0%	3.0%	3.5%
Other (2)	8.8%	8.0%	9.0%	8.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to website hosting, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$783	$796	$(13)	34.3%	34.7%	(0.4)%
SG&A decreased by $13 million to $783 million for the thirteen weeks ended July 30, 2016, compared to $796 million for the same period last year. Foreign currency translation increased SG&A by $3 million. As a percentage of Net sales, SG&A decreased by 0.4% percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a $17 million decline in occupancy costs, predominantly as a result of the closure of our Times Square and FAO Schwarz flagship stores.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$1,588	$1,623	$(35)	34.5%	35.1%	(0.6)%
SG&A decreased by $35 million to $1,588 million for the twenty-six weeks ended July 30, 2016, compared to $1,623 million for the same period last year. Foreign currency translation increased SG&A by $2 million. As a percentage of Net sales, SG&A decreased by 0.6 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a $39 million decline in occupancy costs, predominantly as a result of the closure of our Times Square and FAO Schwarz flagship stores.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$84	$86	$(2)	$164	$173	$(9)
Depreciation and amortization decreased by $2 million and $9 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same periods last year. The decrease for both periods was primarily due to fully depreciated assets and closed stores.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	impairment of long-lived assets;

•	net gains on sales of properties; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$23	$22	$1	$55	$44	$11
Other income, net increased by $1 million to $23 million for the thirteen weeks ended July 30, 2016, compared to $22 million for the same period last year.
Other income, net increased by $11 million to $55 million for the twenty-six weeks ended July 30, 2016, compared to $44 million for the same period last year. The increase was due to a $12 million increase in unrealized gains on foreign exchange related to the re-measurement of the Tranche A-1 loan facility attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”).

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$102	$106	$(4)	$225	$220	$5
Interest expense decreased by $4 million to $102 million for the thirteen weeks ended July 30, 2016, compared to $106 million for the same period last year. The decrease was primarily due to a reduction in deferred debt issuance costs as a result of the fiscal 2015 amendment to the advisory agreement, which waived any previously accrued and unpaid transaction fees payable to our Sponsors in connection with prior refinancings.
Interest expense increased by $5 million to $225 million for the twenty-six weeks ended July 30, 2016, compared to $220 million for the same period last year. The increase was primarily due to the change in value of foreign exchange contracts, partially offset by a reduction in deferred debt issuance costs as a result of the fiscal 2015 amendment to the advisory agreement.
As a result of the August 2016 exchange offers and issuance of additional New Secured Notes, as defined below in Liquidity and Capital Resources - Debt, we expect that our annual cash interest paid will increase by approximately $10 million, primarily due to a higher rate of interest.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Toys “R” Us - Consolidated	$—	$—	$—	$1	$1	$—
Interest income remained consistent for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same periods last year.

Income Tax Expense
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Loss before income taxes	$(84)	$(91)	$(213)	$(234)
Income tax expense	9	6	5	2
Effective tax rate	(10.7)%	(6.6)%	(2.3)%	(0.9)%
The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (2.1)% for the twenty-six weeks ended July 30, 2016 compared to (0.6)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

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

Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net loss attributable to Toys “R” Us, Inc.	$(95)	$(99)	$(221)	$(239)

Add:
Income tax expense	9	6	5	2
Interest expense, net	102	106	224	219
Depreciation and amortization	84	86	164	173
EBITDA	100	99	172	155

Adjustments:
Compensation expense (a)	7	8	14	11
Certain transaction costs (b)	5	1	10	2
Foreign currency re-measurement (c)	4	9	(9)	3
Net earnings attributable to noncontrolling interest	2	2	3	3
Sponsors’ management and advisory fees (d)	1	—	3	5
Severance	1	8	3	13
Impairment of long-lived assets	1	2	1	4
Litigation (e)	—	(1)	4	(1)
Property losses, net of insurance recoveries (f)	—	—	(1)	—
Store closure costs (g)	—	—	—	4
Net gains on sales of properties	—	(6)	—	(7)
Adjusted EBITDA (h)	$121	$122	$200	$192

(a)	Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards.

(b)	Represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(c)	Represents the unrealized loss (gain) on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada.

(d)
Represents the fees expensed to our Sponsors in accordance with the advisory agreement. In June 2015, the advisory agreement was amended in order to reduce the advisory fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” for further details.

(e)	Represents certain litigation expenses and settlements recorded for legal matters.

(f)	Represents property losses and insurance claims recognized.

(g)	Represents store closure costs, net of lease surrender income.

(h)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of July 30, 2016, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $649 million, a total of $97 million of outstanding letters of credit and excess availability of $508 million as of July 30, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $383 million in excess of the covenant at July 30, 2016. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory among other assets, and generally peaks in the third quarter of our fiscal year. As of July 30, 2016, Toys “R” Us – Delaware, Inc. and its subsidiaries had total liquidity of $557 million, which included cash and cash equivalents of $174 million.
Toys “R” Us – Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1A” and “Tranche 2”). On June 30, 2016, Toys-Japan entered into an agreement to refinance and combine its Tranche 1B and Tranche 2 committed credit lines due fiscal 2016 into a new Tranche 2 committed credit line, expiring on June 29, 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($93 million at July 30, 2016) and bears an interest rate of Tokyo Interbank Offered Rate plus 0.80% per annum. As of July 30, 2016, we had outstanding borrowings of $16 million under Tranche 2, with $77 million of remaining availability. Tranche 1A is available in amounts of up to ¥9.45 billion ($93 million at July 30, 2016) and expires on June 30, 2017. As of July 30, 2016, we had outstanding borrowings of $16 million under Tranche 1A, with $77 million of remaining availability. As of July 30, 2016, Toys-Japan had total liquidity of $167 million under committed facilities, which included cash and cash equivalents of $13 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At July 30, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($15 million at July 30, 2016) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($183 million at July 30, 2016) asset-based senior secured revolving credit facility. As of July 30, 2016, we had outstanding borrowings of $76 million, with $34 million of remaining availability under the European ABL Facility. As of July 30, 2016, Europe and Australia had total liquidity of $110 million, which included cash and cash equivalents of $76 million.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$272 million ($35 million at July 30, 2016). As of July 30, 2016, we had $6 million of borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $25 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of July 30, 2016, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with a tranche expiring June 2017 and a tranche expiring June 2018 and our European ABL Facility through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
The following table presents our capital expenditures for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015
Information technology	$36	$31
Store improvements (1)	20	22
Distribution centers	12	12
New stores	9	6
Other store-related projects (2)	18	11
Total capital expenditures	$95	$82

(1)	Includes expenditures related to the “Clean and Bright” initiative.

(2)	Includes remodels and other store updates.

Cash Flows

	26 Weeks Ended
(In millions)	July 30, 2016	August 1, 2015	Change
Net cash used in operating activities	$(793)	$(675)	$(118)
Net cash used in investing activities	(95)	(71)	(24)
Net cash provided by financing activities	607	470	137
Effect of exchange rate changes on Cash and cash equivalents	21	(5)	26
Net decrease during period in Cash and cash equivalents	$(260)	$(281)	$21
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $118 million to $793 million for the twenty-six weeks ended July 30, 2016, compared to $675 million for the twenty-six weeks ended August 1, 2015. The increase was primarily due to higher Domestic vendor payments in fiscal 2016 for merchandise purchased in fiscal 2015 as part of our continued focus to maintain stronger in-stock positions.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $24 million to $95 million for the twenty-six weeks ended July 30, 2016, compared to $71 million for the twenty-six weeks ended August 1, 2015, primarily due to a $13 million increase in capital expenditures and a $10 million decrease in proceeds received from sales of fixed assets compared to the prior year.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $137 million to $607 million for the twenty-six weeks ended July 30, 2016, compared to $470 million for the twenty-six weeks ended August 1, 2015. The increase was primarily due to a $152 million increase in net long-term debt borrowings under our revolving credit facilities to finance our increase in inventories described above, partially offset by a $12 million distribution to the Asia JV’s minority interest partner in the first quarter of fiscal 2016.

Debt
As of July 30, 2016, we had total indebtedness of $5.3 billion, of which $3.2 billion was secured indebtedness. During the twenty-six weeks ended July 30, 2016, the following events occurred with respect to our debt structure:

•
On June 30, 2016, Toys-Japan entered into an agreement to refinance and combine its Tranche 1B and Tranche 2 committed credit lines into a new Tranche 2 committed credit line. Tranche 2 is now available in amount up to ¥9.45 billion ($93 million at July 30, 2016) and expires on June 29, 2018.

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
Subsequent Refinancings
On August 16, 2016, we, along with our indirect wholly-owned subsidiary TRU Taj LLC (“TRU Taj”) and TRU Taj Finance, Inc. (together with TRU Taj, the “New Secured Note Issuers”) completed the offers to exchange the Parent Company’s outstanding 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “Senior Notes”) for newly issued 12.000% senior secured notes due fiscal 2021 (the “New Secured Notes”) of the New Secured Note Issuers and, in the case of the 2017 Notes, $110 million in cash (the “Exchange Offers”).
Pursuant to the Exchange Offers, aggregate principal amounts of $345 million and $192 million of the 2017 Notes and 2018 Notes, respectively, were accepted for payment and subsequently canceled. The New Secured Note Issuers issued $407 million in aggregate principal amount of New Secured Notes and paid $110 million in cash consideration, a majority of which was funded by borrowings from the ABL Facility that Toys-Delaware used to settle certain intercompany payables with the Parent Company. An additional $34 million of New Secured Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers. Altogether, $441 million of New Secured Notes were issued, and aggregate principal amounts of $105 million and $208 million of 2017 Notes and 2018 Notes, respectively, remained outstanding.
Additionally, on August 26, 2016, the New Secured Note Issuers issued an additional $142 million of New Secured Notes in a private placement. A portion of the net cash proceeds of $136 million from the private placement will be used primarily to redeem the remaining outstanding balance of $105 million of 2017 Notes, at a redemption price of 102.594%, plus accrued and unpaid interest. On August 30, 2016, we issued a conditional notice of redemption for the remaining outstanding 2017 Notes. The remaining net cash proceeds are available for general corporate purposes, which may include repayment of other indebtedness of the Company or TRU Taj.
Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details on the Exchange Offers and additional private placement.
In addition, we believe that we have the ability to address the upcoming maturity of the $725 million of 8.500% senior secured notes due December 2017 by refinancing the notes, a portion of which may be repaid using cash on hand; however market conditions and the value of the properties held by Toys “R” Us Property Company II, LLC could reduce or restrict the amount of such notes we are able to refinance and our ability to refinance these notes on favorable terms. We are currently working with advisors to assist us in connection with the potential debt refinancing and exploring structures, including accessing the commercial mortgage-backed securities and mezzanine financing markets.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. There were no significant changes to our contractual obligations as of July 30, 2016. Refer to the Subsequent Refinancings section within “Debt” above for a discussion of certain changes that occurred after July 30, 2016. Refer to the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for details on our contractual obligations.

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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended July 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 8, 2016, David J. Schwartz notified Toys “R” Us, Inc. (the “Company”) of his resignation from his position as the Company’s Executive Vice President – General Counsel & Corporate Secretary, effective at the end of September 2016. This termination of employment will be treated as a resignation without good reason pursuant to Mr. Schwartz’s employment agreement and other arrangements. Mr. Schwartz has served as the Company’s Executive Vice President – General Counsel since October 2009 and has served as Corporate Secretary since April 2006.
On September 12, 2016, the Company amended its stock option agreement with Michael J. Short, Executive Vice President and Chief Financial Officer, dated October 10, 2014 pursuant to which the Company amended the vesting conditions for Mr. Short’s outstanding performance-based options issued under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). As a result of this amendment, these options will be time-based and will vest fifty percent on October 10, 2016 with the remaining portion vesting in equal annual installments over the subsequent two years.
On July 27, 2016, the Company amended its employment agreement with Mr. Short, dated June 19, 2014, to allow Mr. Short to participate in the 2010 Incentive Plan effective September 12, 2016. On September 12, 2016, the Company provided Mr. Short with a grant of 250,000 options under the 2010 Incentive Plan. The options have an exercise price of $11.00 per share and are scheduled to vest fifty percent on the second anniversary of the grant date with the remaining portion vesting in equal annual installments over the subsequent two years, subject to Mr. Short’s continued employment on each such date.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: September 13, 2016	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

3.3
Amendment No. 2 to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on March 22, 2016 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed on March 24, 2016 and incorporated herein by reference).

3.4
Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1
Indenture, dated as of August 16, 2016, among TRU Taj LLC, TRU Taj Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2016, and incorporated herein by reference).

4.2
Supplemental Indenture, dated as of August 26, 2016, among TRU Taj LLC, TRU Taj Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 26, 2016, and incorporated herein by reference).

4.3
Collateral Trust Agreement, dated as of August 16, 2016, among TRU Taj LLC, TRU Taj Finance, Inc., the grantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2016, and incorporated herein by reference).

10.1
Intercreditor Agreement, dated as of August 16, 2016, among TRU Europe Limited, TRU Iberia Holdings 1, S.L.U, TRU Australia Holdings, LLC, certain other subsidiaries of Toys “R” Us, Inc. party thereto, Deutsche Bank AG New York Branch, as first lien collateral agent and Wilmington Trust, National Association, as collateral trustee and second priority representative for the second priority debt parties (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated August 18, 2016, and incorporated herein by reference).

10.2
Amendment No. 1, dated as of June 28, 2016, to the Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2015, among TRU Europe Limited, TRU Iberia Holdings 1, S.L. U. (formerly known as Nutley, S.L.U.), TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us Iberia, S.A.U and other Obligors party thereto from time to time, the Lenders party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Security Agent and Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs International Bank, as Documentation Agents.

10.3	Letter Agreement between Toys “R” Us, Inc. and Michael J. Short, dated July 27, 2016.

10.4	Amendment No. 1 to the performance and time based stock option agreement between Toys “R” Us, Inc. and Michael J. Short dated as of October 10, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document