Form 10-Q
period 2016-10-29
TOYS R US INC
filed 2016-12-13
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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
As of December 9, 2016, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$420	$680	$396
Accounts and other receivables	301	225	266
Merchandise inventories	3,472	2,270	3,318
Current deferred tax assets	—	—	40
Prepaid expenses and other current assets	135	113	158
Total current assets	4,328	3,288	4,178
Property and equipment, net	3,074	3,163	3,206
Goodwill	64	64	64
Deferred tax assets	99	96	129
Restricted cash	49	52	53
Other assets	252	247	251
Total Assets	$7,866	$6,910	$7,881

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,107	$1,699	$2,089
Accrued expenses and other current liabilities	950	994	932
Income taxes payable	33	32	30
Current portion of long-term debt	70	73	204
Total current liabilities	3,160	2,798	3,255
Long-term debt	5,493	4,612	5,356
Deferred tax liabilities	79	64	112
Deferred rent liabilities	341	345	344
Other non-current liabilities	260	245	268
Temporary equity	119	111	85
Total stockholders’ deficit	(1,586)	(1,265)	(1,539)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$7,866	$6,910	$7,881
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$2,278	$2,331	$6,879	$6,949
Cost of sales	1,457	1,499	4,350	4,380
Gross margin	821	832	2,529	2,569
Selling, general and administrative expenses	835	827	2,423	2,450
Depreciation and amortization	76	80	240	253
Other income, net	(59)	(21)	(114)	(65)
Total operating expenses	852	886	2,549	2,638
Operating loss	(31)	(54)	(20)	(69)
Interest expense	(122)	(113)	(347)	(333)
Interest income	1	1	2	2
Loss before income taxes	(152)	(166)	(365)	(400)
Income tax expense	3	—	8	2
Net loss	(155)	(166)	(373)	(402)
Less: Net earnings attributable to noncontrolling interest	1	1	4	4
Net loss attributable to Toys “R” Us, Inc.	$(156)	$(167)	$(377)	$(406)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss	$(155)	$(166)	$(373)	$(402)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(11)	(1)	64	(46)
Unrealized actuarial gains (losses)	2	—	4	(1)
Unrealized gain on hedged transactions	—	1	—	1
Total other comprehensive (loss) income, net of tax	(9)	—	68	(46)
Comprehensive loss, net of tax	(164)	(166)	(305)	(448)
Less: Comprehensive income attributable to noncontrolling interest	1	1	4	4
Comprehensive loss attributable to Toys “R” Us, Inc.	$(165)	$(167)	$(309)	$(452)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015
Cash Flows from Operating Activities:
Net loss	$(373)	$(402)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	240	253
Amortization and write-off of debt issuance costs and debt discount	25	32
Gains on sales of assets	(45)	(8)
Deferred income taxes	6	2
Unrealized (gains) losses on foreign exchange	(6)	3
Other	14	5
Changes in operating assets and liabilities:
Accounts and other receivables	(25)	(6)
Merchandise inventories	(1,188)	(1,275)
Prepaid expenses and other operating assets	(38)	(24)
Accounts payable, Accrued expenses and other liabilities	358	449
Income taxes payable, net	(28)	(26)
Net cash used in operating activities	(1,060)	(997)
Cash Flows from Investing Activities:
Capital expenditures	(174)	(139)
Proceeds from sales of assets	47	12
Increase in restricted cash	(1)	—
Acquisitions	—	(2)
Net cash used in investing activities	(128)	(129)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,777	1,150
Long-term debt repayments	(852)	(325)
Short-term debt borrowings, net	7	8
Capitalized debt issuance costs	(10)	(2)
Distribution to noncontrolling interest	(12)	—
Net cash provided by financing activities	910	831
Effect of exchange rate changes on Cash and cash equivalents	18	(7)
Cash and cash equivalents:
Net decrease during period	(260)	(302)
Cash and cash equivalents at beginning of period	680	698
Cash and cash equivalents at end of period	$420	$396
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(406)	—	(406)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Issuance of restricted stock	—	5	(5)	—	—	—
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	4	—	4
Balance, October 31, 2015	49	$—	$67	$(1,316)	$(290)	$(1,539)

Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(377)	—	(377)
Total other comprehensive income, net of tax	—	—	—	—	68	68
Stock compensation expense	—	—	4	—	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	(16)	—	(16)
Balance, October 29, 2016	49	$—	$71	$(1,455)	$(202)	$(1,586)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2016, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Under the previous practice, debt issuance costs were recognized as an asset.  In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements.  The Company has retrospectively adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016.  We revised the balance sheet presentation of debt issuance costs from Other assets to a deduction from the carrying amount of Long-term debt on the Condensed Consolidated Balance Sheets and revised the presentation of the carrying amounts of individual debt liabilities in Note 2 entitled “Short-term borrowings and long-term debt.” The amounts of debt issuance costs that were reclassified as of October 29, 2016, January 30, 2016 and October 31, 2015 totaled $44 million, $58 million and $80 million, respectively.
Distribution to Noncontrolling Interest
During the thirty-nine weeks ended October 29, 2016, Toys (Labuan) Holding Limited (“Asia JV”) made a $40 million distribution, $28 million of which was paid to our subsidiary and $12 million was paid to Asia JV’s minority interest partner.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of October 29, 2016, January 30, 2016 and October 31, 2015 is outlined in the table below. The balances below do not include the impact of the Commercial Mortgage-Backed Securities (“CMBS”) and mezzanine financing and subsequent redemption of the Propco II Notes (as defined below) which were completed subsequent to October 29, 2016.

(In millions)	October 29, 2016	January 30, 2016(1)	October 31, 2015(1)
Short-term borrowings
Asia JV uncommitted lines of credit	$7	$—	$8
Long-term debt
Spanish real estate credit facility, due fiscal 2015	—	—	25
10.375% senior notes, due fiscal 2017 (2)(3)	—	444	443
Toys-Japan unsecured credit lines, expire fiscals 2017-2018 (4)	8	—	3
8.500% senior secured notes, due fiscal 2017 (5)(6)	719	715	714
French real estate credit facility, due fiscal 2018	49	49	49
Incremental secured term loan facility, due fiscal 2018 (7)	126	129	129
Second incremental secured term loan facility, due fiscal 2018 (7)	63	64	65
7.375% senior notes, due fiscal 2018 (2)(3)	209	401	401
$1.85 billion secured revolving credit facility, expires fiscal 2019 (7)	1,018	80	814
Senior unsecured term loan facility, due fiscal 2019 (8)	873	911	903
Tranche A-1 loan facility, due fiscal 2019 (7)	271	269	266
Secured term B-4 loan facility, due fiscal 2020 (7)	983	987	982
UK real estate credit facility, due fiscal 2020	312	364	392
European and Australian asset-based revolving credit facility, expires fiscal 2020	92	—	79
Toys-Japan loans, due fiscals 2019-2021	48	48	56
12.000% Taj senior secured notes, due fiscal 2021 (3)	577	—	—
8.750% debentures, due fiscal 2021 (9)	22	22	22
Finance obligations associated with capital projects	180	183	191
Capital lease and other obligations	13	19	26
	5,563	4,685	5,560
Less: current portion	70	73	204
Total Long-term debt (10)	$5,493	$4,612	$5,356

(1)
In accordance with the retrospective adoption of ASU 2015-03 and ASU 2015-15, we have revised the presentation of the carrying amounts of individual debt liabilities as of January 30, 2016 and October 31, 2015.  For further details, refer to Note 1 entitled “Basis of Presentation.”

(2)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(3)
On August 16, 2016, we completed the offering to exchange the outstanding 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “Senior Notes”) for new 12.000% senior secured notes due 2021 (the “Taj Notes”) issued by the Taj Note Issuers (as defined below) and, in the case of the 2017 Notes, $110 million in cash. An additional $34 million of Taj Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers (as defined below). On August 26, 2016, the Taj Note Issuers issued $142 million in additional Taj Notes in a private placement, of which a portion of the proceeds was used to redeem the remaining 2017 Notes. As a result of these transactions, all of the 2017 Notes, in an aggregate principal amount of $450 million, and $192 million of the 2018 Notes were exchanged or redeemed, with $208 million in principal of the 2018 Notes still outstanding. The aggregate principal amount of Taj Notes issued was $583 million.

(4)
On June 30, 2016, Toys “R” Us – Japan, Ltd. (“Toys-Japan”) entered into an agreement to refinance and combine two of its existing unsecured loan commitment lines of credit (“Tranche 1B” due fiscal 2016 and “Tranche 2” due fiscal 2016) into a new Tranche 2 committed credit line, expiring on June 29, 2018.

(5)
Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”). TRU Propco II is a single-purpose entity and is a separate entity from the Company. The assets and credit of TRU Propco II and its direct parent Giraffe Junior Holdings, LLC (“Giraffe Junior”) are not available to satisfy the debts or other obligations of the Company or any affiliate.

(6)
On November 3, 2016, we completed $512 million of CMBS financing and $88 million of mezzanine financing. The proceeds and a $51 million rent prepayment from Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) to TRU Propco II in conjunction with an amendment to the master lease agreement, along with cash on hand were used to redeem the aggregate principal amount of $725 million of 8.500% senior secured notes due 2017 of TRU Propco II (the “Propco II Notes”). TRU Propco II entered into a mortgage loan agreement (the “Mortgage Loan Agreement”), providing for a floating-rate loan (the “Propco II Mortgage Loan”) in the initial principal amount of $512 million. Additionally, Giraffe Junior, our indirect wholly-owned subsidiary and the owner of 100% of the equity interest in TRU Propco II, entered into a mezzanine loan agreement (the “Mezzanine Loan Agreement”) providing for a fixed-rate loan (the “Giraffe Junior Mezzanine Loan”) in the initial principal amount of $88 million. The impact of these transactions is not reflected in the balances presented, as the transactions occurred after fiscal quarter-end. For further details, refer to the “Subsequent Events” below.

(7)	Represents obligations of Toys-Delaware.

(8)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(9)	Represents obligations of the Parent Company and Toys-Delaware.

(10)	We may maintain derivative instruments on certain of our long-term debt. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.
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
The amount of total net assets that were subject to such restrictions was $34 million as of October 29, 2016. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of October 29, 2016, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our two Toys-Japan unsecured credit lines through June 2017 and June 2018 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Asia JV uncommitted lines of credit, due on demand ($7 million at October 29, 2016)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$274 million ($35 million at October 29, 2016). As of October 29, 2016, we had $7 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $23 million. The average interest rate on the drawn borrowings was 1.15% and 1.55% at October 29, 2016 and October 31, 2015, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2017-2018 ($8 million at October 29, 2016)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit, “Tranche 1A” due fiscal 2017 and Tranche 2. On June 30, 2016, Toys-Japan entered into an agreement to refinance and combine its Tranche 1B and Tranche 2 committed credit lines due fiscal 2016 into a new Tranche 2 committed credit line, expiring on June 29, 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($90 million at October 29, 2016) and bears an interest rate of Tokyo Interbank Offered Rate plus 0.80% per annum. As of October 29, 2016, we had outstanding borrowings of $4 million under Tranche 2, with $86 million of remaining availability. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Tranche 1A is available in amounts of up to ¥9.45 billion ($90 million at October 29, 2016) and expires on June 30, 2017. As of October 29, 2016 we had outstanding borrowings of $4 million under Tranche 1A, with $86 million of remaining availability.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At October 29, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at October 29, 2016) of incremental availability.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($1,018 million at October 29, 2016)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $1,018 million, a total of $97 million of outstanding letters of credit and excess availability of $735 million as of October 29, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $610 million in excess of the covenant at October 29, 2016. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and credit card receivables and certain Canadian real estate less any applicable availability reserves, and generally peaks in the third quarter of our fiscal year.
European and Australian asset-based revolving credit facility, expires fiscal 2020 ($92 million at October 29, 2016)
The European ABL Facility, as amended, provides for a five-year £138 million ($168 million at October 29, 2016) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of October 29, 2016, we had outstanding borrowings of $92 million, with $59 million of remaining availability under the European ABL Facility.
Senior unsecured term loan facility, due fiscal 2019 ($873 million at October 29, 2016)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $28 million on May 13, 2016.
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
12.000% Taj senior secured notes, due fiscal 2021 ($577 million at October 29, 2016)
On August 16, 2016, we, along with our indirect wholly-owned subsidiary TRU Taj LLC (“TRU Taj”) and TRU Taj Finance, Inc. (together with TRU Taj, the “Taj Note Issuers”) completed the offers to exchange the Parent Company’s 2017 Notes and 2018 Notes for newly issued Taj Notes and, in the case of the 2017 Notes, $110 million in cash (the “Exchange Offers”).
Pursuant to the Exchange Offers, aggregate principal amounts of $345 million and $192 million of the 2017 Notes and 2018 Notes, respectively, were accepted for payment and subsequently canceled. The Taj Note Issuers issued $407 million in aggregate principal amount of Taj Notes and paid $110 million in cash consideration, a majority of which was funded by borrowings from the ABL Facility that Toys-Delaware used to settle certain intercompany payables with the Parent Company. An additional $34 million of Taj Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers. Altogether, $441 million of Taj Notes were issued, and aggregate principal amounts of $105 million and $208 million of 2017 Notes and 2018 Notes, respectively, remained outstanding. The Taj Notes bear an interest rate of 12% per annum and will mature on August 15, 2021. Interest is payable semiannually on February 15 and August 15 of each year, beginning on February 15, 2017.

Additionally, on August 26, 2016, the Taj Note Issuers issued an additional $142 million of Taj Notes in a private placement. A portion of the net cash proceeds of $136 million from the private placement was used to redeem the remaining outstanding balance of $105 million of 2017 Notes, at a redemption price of 102.594%, plus accrued and unpaid interest. The remaining net cash proceeds are available for general corporate purposes, which may include repayment of other indebtedness of the Company or TRU Taj. As a result of the Exchange Offers, we expensed $19 million of debt issuance costs which was recorded in interest expense. In addition, we capitalized $6 million of net transaction fees and discounts which are being amortized over the term of the Taj Notes into interest expense.
Prior to the consummation of the Exchange Offers, the Company and its subsidiaries effected certain internal corporate reorganization transactions, including the formation of the following entities as wholly-owned direct or indirect subsidiaries of Toys “R” Us Europe LLC (“Toys Europe”): TRU Taj Holdings 1, LLC, TRU Taj Holdings 2 Limited, TRU Taj Holdings 3, LLC, TRU Taj, TRU (Japan) Holdings Parent Ltd and TRU Taj (Spain) Holdings, LLC. Prior to, or substantially concurrently with the consummation of the Exchange Offers, the Company and Toys Europe transfered equity interests in certain foreign and domestic subsidiaries to TRU Taj or to subsidiaries of TRU Taj. Such transferred subsidiaries comprised (i) the Japan, Europe and Australia operations of the Company, (ii) TRU Asia, LLC, which is the indirect parent company of the Company’s ownership interest in the Asia JV, and (iii) Wayne Real Estate Parent Company LLC and its subsidiaries.
The obligations under the Taj Notes are guaranteed by the Parent Company, certain parent companies of TRU Taj and certain direct and indirect subsidiaries of TRU Taj, including certain obligors of the European ABL Facility. The direct and guaranteed obligations under the Taj Notes (other than the guarantee by the Parent Company) are secured by the pledge of equity interests of certain foreign subsidiaries of the Company, including (i) a first priority pledge by an indirect parent company of TRU Taj, (ii) certain first-priority pledges by intermediate holding companies of equity interests of the subsidiaries comprising the Company’s Europe operations and (iii) certain second-priority pledges of certain of the equity interests currently pledged in favor of the collateral agent under the European ABL Facility.
At any time prior to February 15, 2018, the Taj Note Issuers may redeem all or a part of the Taj Notes at a redemption price equal to 100% of the principal amount of the Taj Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Prior to February 15, 2018, the Taj Note Issuers may redeem during each twelve-month period commencing on August 16, 2016 up to 10% of the aggregate principal outstanding amount of the Taj Notes at their option, from time to time, at a redemption price equal to 103% of the principal amount of the Taj Notes to be redeemed, plus accrued and unpaid interest; provided that if less than 10% of the aggregate principal amount of the Taj Notes are redeemed during the first twelve-month period after the issue date, unused amounts may be carried over, but in no event will more than 15% of the aggregate principal amount of the Taj Notes issued on or after the issue date be redeemed as described in this paragraph.
On and after February 15, 2018, the Taj Note Issuers may redeem the Taj Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Taj Notes to be redeemed, plus accrued and unpaid interest.
If certain change of control events occur, the Taj Note Issuers must offer to purchase the Taj Notes at 101% of their principal amount, plus accrued and unpaid interest thereon, if any, to, but excluding the purchase date. In addition, if the Company or its restricted subsidiaries (including TRU Taj and its restricted subsidiaries) sells assets or incurs certain types of indebtedness, under certain circumstances the Taj Note Issuers must offer to repurchase the Taj Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon, if any, to, but excluding the repurchase date on the terms set forth in the indenture.
The Taj Notes were issued under an indenture containing covenants that, among other things, limit the Company’s and the Taj Notes Issuers’ ability and the ability of their respective restricted subsidiaries to incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates (including Toys-Delaware). These covenants are subject to a number of limitations and exceptions.
The indenture also contains certain events of default (with certain grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to TRU Taj or any guarantor, all outstanding Taj Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Taj Notes may declare all such Taj Notes to be due and payable immediately.

Subsequent Events
On November 3, 2016, we completed $512 million of CMBS financing and $88 million of mezzanine financing. The proceeds and a $51 million rent prepayment from Toys-Delaware to TRU Propco II in conjunction with an amendment to the master lease agreement, along with cash on hand were used to redeem the aggregate principal amount of $725 million of Propco II Notes. TRU Propco II entered into the Mortgage Loan Agreement, providing for the Propco II Mortgage Loan in the initial principal amount of $512 million. The Propco II Mortgage Loan has a three-year initial term expiring on November 9, 2019, and may be extended for two one-year terms at the option of TRU Propco II, subject to certain conditions, including meeting certain ratios at the time of the extension and, in the case of the second extension option, payment of an extension fee. If the Giraffe Junior Mezzanine Loan described below is outstanding, TRU Propco II may only exercise the extension options on the Propco II Mortgage Loan if the term of the Giraffe Junior Mezzanine Loan is also extended.
The Propco II Mortgage Loan has been divided into six separate components, designated as “Loan Component A” through “Loan Component F,” having payment priority in the order of their alphabetical designation, such that amortization payments, voluntary prepayments and other payments of principal will first be applied to the outstanding principal amount of Loan Component A before being applied to the other loan components. TRU Propco II will pay interest on each loan component monthly at a per annum rate equal to the sum of the spread applicable to such loan component, plus one-month U.S. London Interbank Offered Rate (“LIBOR”) (subject to a 0% LIBOR floor). The initial weighted average spread of the loan components is approximately 4.88% assuming no principal prepayments or other reduction of the principal balances.
TRU Propco II is also required to make monthly repayments according to the amortization schedule in the Mortgage Loan Agreement in amounts between $6 million and $7 million per year. The Propco II Mortgage Loan may be prepaid at any time, subject during the first eighteen months of the term to a yield maintenance premium if the aggregate principal balance of the Propco II Mortgage Loan that has been prepaid exceeds a threshold amount. Any voluntary prepayment must be accompanied by a simultaneous and pro-rata prepayment of the Giraffe Junior Mezzanine Loan.
The Propco II Mortgage Loan is secured by, among other things, first mortgage liens on TRU Propco II’s fee simple or leasehold interests in its retail properties (the “Propco II Properties”). The Propco II Properties are leased from TRU Propco II to Toys-Delaware pursuant to an amended and restated master lease agreement, providing for approximately $67 million of master lease rent per year.
The Mortgage Loan Agreement requires TRU Propco II to enter into, and maintain in effect, an interest rate cap agreement through the initial term of the Propco II Mortgage Loan and any extension. TRU Propco II has entered into an interest rate cap agreement with an initial notional amount of $512 million, capping LIBOR at 2.50%. For additional information on the interest rate cap, refer to the Subsequent Event disclosure in Note 3 entitled “Derivative instruments and hedging activities”.
The Mortgage Loan Agreement contains representations, warranties, covenants and events of default customary for mortgage loans funded in connection with a CMBS financing.
The Parent Company has guaranteed the payment and performance of liabilities of TRU Propco II under the Mortgage Loan Agreement for damages resulting from certain breaches or actions, including, but not limited to, certain intentional abuses or destruction of the Propco II Properties, fraud, intentional misrepresentation, willful misconduct, misappropriation or intentional misapplication of funds, the failure of TRU Propco II to remain a single-purpose entity and certain other violations of the Mortgage Loan Agreement and related loan documents. In addition, the Parent Company and TRU Propco II have indemnified the lenders and certain other indemnified parties from and against certain environmental losses, liabilities and remediation and other costs with respect to the Propco II Properties.
Substantially concurrent with the closing of the Propco II Mortgage Loan, the Propco II Mortgage Loan was assigned to TRU Trust 2016-TOYS (the “Trust”), which is currently the sole lender of record. The Trust is a New York common law trust, which issued the commercial mortgage pass-through certificates sold to investors under the CMBS facility (the “Certificates”). The Trust is not an affiliate of the Parent Company or any of its affiliates. The Certificates, which represent beneficial interests in the Trust, are not securities issued by, or obligations of, the Parent Company or any of its affiliates.
Additionally, as noted above, on November 3, 2016, Giraffe Junior, an indirect wholly-owned subsidiary of the Parent Company and the owner of 100% of the equity interest in TRU Propco II, entered into the Mezzanine Loan Agreement providing for the Giraffe Junior Mezzanine Loan in the initial principal amount of $88 million. The Giraffe Junior Mezzanine Loan has a three-year initial term expiring on November 9, 2019, and may be extended for two one-year terms at the option of Giraffe Junior, subject to certain conditions substantially similar to the conditions to extending the Propco II Mortgage Loan under the Mortgage Loan Agreement. If the Propco II Mortgage Loan is outstanding, Giraffe Junior may only exercise the extension options if the Propco II Mortgage Loan is also extended.

The Giraffe Junior Mezzanine Loan accrues interest at a fixed rate per annum equal to 12.50%. There are no amortization payments. The Giraffe Junior Mezzanine Loan is secured by a first priority pledge of all of Giraffe Junior’s ownership interests in TRU Propco II, together with certain accounts and other related collateral of Giraffe Junior, pursuant to a pledge and security agreement.
The Giraffe Junior Mezzanine Loan may be voluntarily prepaid at any time, subject during the first eighteen months of the term to a yield maintenance premium if the aggregate principal balance of the Giraffe Junior Mezzanine Loan that has been prepaid exceeds a threshold amount. Any voluntary prepayment must be accompanied by a simultaneous and pro-rata prepayment of the TRU Propco II Mortgage Loan. The Mezzanine Loan Agreement also provides for mandatory prepayment in certain circumstances, including prepayment on each monthly payment date of all amounts remaining in the cash management account following payment of monthly debt service and required reserves under the Propco II Mortgage Loan and Giraffe Junior Mezzanine Loan.
The Mezzanine Loan Agreement contains representations, warranties, covenants and events of default customary for mezzanine loans of its type.
The Parent Company has guaranteed the payment and performance of certain liabilities of Giraffe Junior under the Mezzanine Loan Agreement. The terms of the guaranty for the Giraffe Junior Mezzanine Loan are substantially similar to the terms of the guaranty for the TRU Propco II Mortgage Loan. In addition, the Parent Company and Giraffe Junior have indemnified the lenders under the Mezzanine Loan Agreement and certain other indemnified parties from and against certain environmental losses, liabilities and remediation and other costs with respect to the Propco II Properties.

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
Interest Rate Contracts
As of October 29, 2016 and January 30, 2016, we had one interest rate cap designated as a cash flow hedge with a maturity date of February 27, 2018. As of October 31, 2015, we had two interest rate caps and one interest rate swap designated as cash flow hedges. No material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Subsequent Event
On October 31, 2016, in connection with the Propco II Mortgage Loan, TRU Propco II entered into an interest rate cap agreement maturing on November 15, 2019, capping LIBOR at 2.50%, with an initial notional amount of $512 million which amortizes in conjunction with the principal of the Propco II Mortgage Loan.
Foreign Exchange Contracts
As of October 29, 2016, January 30, 2016 and October 31, 2015, we had foreign currency forward contracts to economically hedge the U.S. Dollar (“USD”) merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.
As of October 29, 2016 and October 31, 2015, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $3 million and $4 million, respectively. As of January 30, 2016, there were no foreign exchange derivative liabilities related to agreements that contain credit-risk related contingent features.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015
Derivatives designated as cash flow hedges:
Beginning balance	$1	$—
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	1
Ending balance	$1	$1
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$3	$—	$4	$(13)
Gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	8	1	—	6
	11	1	4	(7)
Derivatives designated as cash flow hedges:
Amortization of hedged caps	—	(1)	—	(1)
	—	(1)	—	(1)
Total Interest expense	$11	$—	$4	$(8)

(1)
Gains (losses) related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016		January 30, 2016		October 31, 2015
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$—	$—	$—	$—	$26	$—
Other assets	50	—	50	—	51	—
Accrued expenses and other current liabilities	—	—	—	—	41	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	194	7	53	1	102	3
Accrued expenses and other current liabilities	268	(5)	93	—	163	(4)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	194	7	53	1	128	3
Other assets	50	—	50	—	51	—
Total derivative assets (1)	$244	$7	$103	$1	$179	$3

Accrued expenses and other current liabilities	268	(5)	93	—	204	(4)
Total derivative liabilities (1)	$268	$(5)	$93	$—	$204	$(4)

(1)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

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
The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our debt, which are considered unobservable inputs. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. For counterparties with publicly available credit information, the credit spreads over the LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. Generally, significant increases (decreases) in our own credit spread in isolation would result in significantly lower (higher) fair value measurement for these derivatives. Based on the mixed input valuation, we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.
Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 29, 2016, January 30, 2016 and October 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 29, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	7	—	7
Total assets	$—	$7	$—	$7
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	5	—	5
Total liabilities	$—	$5	$—	$5

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 31, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total assets	$—	$3	$—	$3
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	4	—	4
Total liabilities	$—	$4	$—	$4

For the periods ended October 29, 2016, January 30, 2016 and October 31, 2015, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the thirty-nine weeks ended October 29, 2016 and October 31, 2015. The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at October 29, 2016 and October 31, 2015. As of October 29, 2016 and October 31, 2015, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy, respectively.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 30, 2016	—	—	—
Long-lived assets held and used	1	—	1
Balance, July 30, 2016	1	—	1
Long-lived assets held and used	4	2	2
Balance, October 29, 2016	$5	$2	$3

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	4	2	2
Long-lived assets held and used	4	2	2
Balance, August 1, 2015	8	4	4
Long-lived assets held and used	—	—	—
Balance, October 31, 2015	$8	$4	$4
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirty-nine weeks ended October 29, 2016 and October 31, 2015. The table below presents the carrying values and fair values of our Long-term debt including current portion as of October 29, 2016, January 30, 2016 and October 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 29, 2016	$5,563	$5,515	$1,526	$2,252	$1,737
January 30, 2016	4,685	4,107	1,309	2,037	761
October 31, 2015	5,560	5,208	1,351	2,207	1,650
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Loss before income taxes	$(152)	$(166)	$(365)	$(400)
Income tax expense	3	—	8	2
Effective tax rate	(2.0)%	—%	(2.2)%	(0.5)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (1.7)% for the thirty-nine weeks ended October 29, 2016 compared to (0.4)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended October 29, 2016. For the thirty-nine weeks ended October 29, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. There were no significant discrete items that impacted our effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

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

The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Baby	46.1%	46.2%	46.7%	46.8%
Core Toy	16.6%	15.7%	14.8%	14.1%
Entertainment	4.7%	6.5%	5.1%	6.5%
Learning	21.4%	20.4%	19.0%	18.6%
Seasonal	10.8%	10.4%	13.9%	13.1%
Other (1)	0.4%	0.8%	0.5%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Baby	26.1%	25.0%	26.5%	25.6%
Core Toy	22.2%	22.2%	21.0%	21.0%
Entertainment	4.8%	6.3%	5.0%	6.1%
Learning	31.0%	31.2%	29.1%	28.7%
Seasonal	15.0%	14.5%	17.5%	17.7%
Other (1)	0.9%	0.8%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial information by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales
Domestic	$1,349	$1,402	$4,184	$4,302
International	929	929	2,695	2,647
Total Net sales	$2,278	$2,331	$6,879	$6,949
Operating (loss) earnings
Domestic	$(10)	$9	$117	$148
International	18	18	69	43
Corporate and other	(39)	(81)	(206)	(260)
Operating loss	(31)	(54)	(20)	(69)
Interest expense	(122)	(113)	(347)	(333)
Interest income	1	1	2	2
Loss before income taxes	$(152)	$(166)	$(365)	$(400)

(In millions)	October 29, 2016	January 30, 2016	October 31, 2015
Merchandise inventories
Domestic	$2,355	$1,559	$2,228
International	1,117	711	1,090
Total Merchandise inventories	$3,472	$2,270	$3,318

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
We recorded Advisory Fees of $2 million and $5 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. We recorded Advisory Fees of $1 million and $6 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. During each of the thirteen and thirty-nine weeks ended October 29, 2016, we also paid the Sponsors for out-of-pocket expenses, which were nominal. During each of the thirteen and thirty-nine weeks ended October 31, 2015, out-of-pocket expenses paid to the Sponsors were less than $1 million.
Other Relationships and Transactions with the Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were nominal and $1 million during the thirteen and thirty-nine weeks ended October 29, 2016, respectively. The interest amounts on such debt and debt securities held by related parties were $1 million and $6 million during the thirteen and thirty-nine weeks ended October 31, 2015, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $6 million for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for each of the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended October 29, 2016, we sold intellectual property related to the FAO Schwarz brand for proceeds of $45 million, resulting in a net gain of $45 million. During the thirty-nine weeks ended October 29, 2016, we sold a property and certain assets, including the FAO Schwarz brand, for proceeds of $47 million, resulting in net gains of $45 million. Net gains on sales are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Stock-based compensation
One-time award
On September 12, 2016, the Company amended its stock option agreement with Michael J. Short, Executive Vice President and Chief Financial Officer, dated October 10, 2014 pursuant to which the Company amended the vesting conditions for Mr. Short’s outstanding performance-based options issued under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). As a result of this amendment, these options are time-based and vested fifty percent on October 10, 2016 with the remaining portion vesting in equal annual installments over the subsequent two years. We accounted for this modification in accordance with FASB Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The modification resulted in no incremental expense over the remaining term of the award.
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

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Change	(13)	—	—	(13)
Balance, May 2, 2015	(215)	—	(42)	(257)
Change	(32)	—	(1)	(33)
Balance, August 1, 2015	(247)	—	(43)	(290)
Change	(1)	1	—	—
Balance, October 31, 2015	$(248)	$1	$(43)	$(290)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	(181)	1	(22)	(202)
Change	7	—	2	9
Balance, July 30, 2016	(174)	1	(20)	(193)
Change	(11)	—	2	(9)
Balance, October 29, 2016	$(185)	$1	$(18)	$(202)

12. Recent accounting pronouncements
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-16 is not expected to have an impact on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-17 “Consolidation (Topic 810), Interests Held Through Related Parties That Are Under Common Control” (“ASU 2016-17”). ASU 2016-17 changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the variable interest entity (“VIE”) model. Under ASU 2015-02 “Consolidation (Topic 810), Amendments to the Consolidation Analysis,” a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. ASU 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. The amendments of ASU 2016-17 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-17 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16 “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This is a change from current GAAP, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciation, amortization, impaired). ASU 2016-16 will still require companies to defer the income tax effects of intercompany inventory transactions. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-16 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of October 29, 2016, there were 1,661 operated and 249 licensed “R” Us branded retail stores worldwide. Our Domestic and International segments also include their respective e-commerce operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 29, 2016 compared to the thirteen and thirty-nine weeks ended October 31, 2015:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$2,278	$2,331	$6,879	$6,949
Same store sales	(2.1)%	0.6%	(0.3)%	(0.1)%
Gross margin	$821	$832	$2,529	$2,569
Gross margin as a percentage of Net sales	36.0%	35.7%	36.8%	37.0%
Selling, general and administrative expenses (“SG&A”)	$835	$827	$2,423	$2,450
SG&A as a percentage of Net sales	36.7%	35.5%	35.2%	35.3%
Net loss attributable to Toys “R” Us, Inc.	$(156)	$(167)	$(377)	$(406)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$21	$34	$221	$226

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Third quarter 2016 financial highlights:

•	Net sales decreased by $53 million compared to the prior year period, predominantly due to a decrease in same store sales and Domestic store closures.

•	Consolidated same store sales decreased by 2.1 percentage points due to a decline in both our Domestic and International segments.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) increased in our International segment and remained flat Domestically.

•	SG&A increased by $8 million primarily due to an increase in advertising, partially offset by a reduction in occupancy costs.

•	Net loss attributable to Toys “R” Us, Inc. decreased by $11 million.
Year-to-date 2016 financial highlights:

•	Net sales decreased by $70 million compared to the prior year period, predominantly due to Domestic store closures.

•	Consolidated same store sales decreased by 0.3 percentage points driven by a decline in our Domestic segment.

•	Gross margin rate declined in our Domestic segment due to increased e-commerce sales, partially offset by an increase in our International segment.

•	SG&A decreased by $27 million primarily due to a reduction in occupancy costs, partially offset by an increase in advertising.

•	Net loss attributable to Toys “R” Us, Inc. decreased by $29 million.

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
The changes in our same store sales for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016 vs. 2015	October 31, 2015 vs. 2014	October 29, 2016 vs. 2015	October 31, 2015 vs. 2014
Domestic	(1.9)%	(0.9)%	(0.6)%	(1.8)%
International	(2.5)%	2.9%	0.3%	2.5%
Toys “R” Us - Consolidated	(2.1)%	0.6%	(0.3)%	(0.1)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Baby	46.1%	46.2%	46.7%	46.8%
Core Toy	16.6%	15.7%	14.8%	14.1%
Entertainment	4.7%	6.5%	5.1%	6.5%
Learning	21.4%	20.4%	19.0%	18.6%
Seasonal	10.8%	10.4%	13.9%	13.1%
Other (1)	0.4%	0.8%	0.5%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Baby	26.1%	25.0%	26.5%	25.6%
Core Toy	22.2%	22.2%	21.0%	21.0%
Entertainment	4.8%	6.3%	5.0%	6.1%
Learning	31.0%	31.2%	29.1%	28.7%
Seasonal	15.0%	14.5%	17.5%	17.7%
Other (1)	0.9%	0.8%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

Store Type	Domestic		International		Toys “R” Us - Consolidated
	October 29, 2016	October 31, 2015	October 29, 2016 (1)	October 31, 2015	October 29, 2016	October 31, 2015
Traditional Toy	359	367	547	525	906	892
Side by Side	213	213	207	200	420	413
Baby	223	224	14	15	237	239
Permanent Express/Outlet	85	61	13	5	98	66
Total Operated	880	865	781	745	1,661	1,610

Excluded from store count:
Licensed	—	—	249	251	249	251
Temporary Express	26	73	34	16	60	89

(1)	The net increase in International stores compared to the prior year is primarily due to 32 stores in China and Southeast Asia.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$(156)	$(167)	$11	$(377)	$(406)	$29
Net loss attributable to Toys “R” Us, Inc. decreased by $11 million to $156 million for the thirteen weeks ended October 29, 2016, compared to $167 million for the same period last year. The decrease was primarily due to an increase in Other income, net of $38 million, partially offset by a $11 million decline in Gross margin, a $9 million increase in Interest expense and an increase in SG&A of $8 million.
Net loss attributable to Toys “R” Us, Inc. decreased by $29 million to $377 million for the thirty-nine weeks ended October 29, 2016, compared to $406 million for the same period last year. The decrease was primarily due to an increase in Other income, net of $49 million, a reduction in SG&A of $27 million and a decrease in Depreciation and amortization of $13 million, partially offset by a $40 million decline in Gross margin, a $14 million increase in Interest expense and a $6 million increase in Income tax expense.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	% Change	October 29, 2016	October 31, 2015
Domestic	$1,349	$1,402	$(53)	(3.8)%	59.2%	60.1%
International	929	929	—	—%	40.8%	39.9%
Toys “R” Us - Consolidated	$2,278	$2,331	$(53)	(2.3)%	100.0%	100.0%
Net sales decreased by $53 million or 2.3%, to $2,278 million for the thirteen weeks ended October 29, 2016, compared to $2,331 million for the same period last year. Foreign currency translation increased Net sales by $22 million for the thirteen weeks ended October 29, 2016.
Excluding the impact of foreign currency translation, the decrease in Net sales was due to a decline in Domestic same store sales driven by a decrease in the number of transactions and Domestic store closures, including our Times Square flagship store. Additionally contributing to the decrease was a decline in International same store sales primarily driven by a decrease in the number of transactions. Consolidated e-commerce sales increased 9% for the thirteen weeks ended October 29, 2016, compared to the same period last year.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	% Change	October 29, 2016	October 31, 2015
Domestic	$4,184	$4,302	$(118)	(2.7)%	60.8%	61.9%
International	2,695	2,647	48	1.8%	39.2%	38.1%
Toys “R” Us - Consolidated	$6,879	$6,949	$(70)	(1.0)%	100.0%	100.0%
Net sales decreased by $70 million or 1.0%, to $6,879 million for the thirty-nine weeks ended October 29, 2016, compared to $6,949 million for the same period last year. Foreign currency translation increased Net sales by $32 million for the thirty-nine weeks ended October 29, 2016.
Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to Domestic store closures, including our Times Square and FAO Schwarz flagship stores. Additionally contributing to the decrease was a decline in Domestic same store sales driven by a decrease in the number of transactions. Consolidated e-commerce sales increased 13% for the thirty-nine weeks ended October 29, 2016, compared to the same period last year.
Domestic
Net sales for our Domestic segment decreased by $53 million or 3.8%, to $1,349 million for the thirteen weeks ended October 29, 2016, primarily due to a decline in same store sales of 1.9% and store closures.
The decrease in same store sales resulted primarily from decreases in our entertainment and baby categories. The decline in our entertainment category was mainly due to “toys to life” video game products. The decline in our baby category was predominantly due to infant care products and baby gear. Partially offsetting these decreases were increases in our learning and core toy categories. The increase in our learning category was primarily due to preschool toys and trading cards and accessories. The increase in our core toy category was mainly due to dolls.
Net sales for our Domestic segment decreased by $118 million or 2.7%, to $4,184 million for the thirty-nine weeks ended October 29, 2016, primarily due to store closures and a decline in same store sales of 0.6%.
The decrease in same store sales resulted primarily from decreases in our entertainment and baby categories. The decline in our entertainment category was mainly due to “toys to life” products and video game software and systems. The decline in our baby category was predominantly due to infant care products and commodities. Partially offsetting these decreases were increases in our seasonal and core toy categories. The increase in our seasonal category was primarily due to sports and water toys. The increase in our core toy category was mainly due to dolls.
International
Excluding a $22 million increase from foreign currency translation, International Net sales decreased for the thirteen weeks ended October 29, 2016, primarily due to a 2.5% decrease in same store sales, driven by our Asia Pacific and Europe markets, partially offset by growth in Canada.

The decrease in same store sales resulted primarily from decreases in our entertainment and learning categories. The decrease in our entertainment category was primarily due to video game software and systems and “toys to life” products. The decrease in our learning category was mainly due to construction toys.
Net sales for our International segment increased by $48 million or 1.8%, to $2,695 million for the thirty-nine weeks ended October 29, 2016. Excluding a $32 million increase from foreign currency translation, International Net sales improved primarily as a result of an increase in net sales from new locations and a 0.3% increase in same store sales driven by our Canada market.
The increase in same store sales resulted primarily from improvements in our learning and baby categories. The increase in our learning category was mainly due to preschool toys and board games. The increase in our baby category was primarily due to baby gear and apparel. Partially offsetting these increases was a decline in our entertainment category primarily due to video game software and systems and “toys to life” products.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	October 29, 2016	October 31, 2015	Change
Domestic	$459	$477	$(18)	34.0%	34.0%	—%
International	362	355	7	39.0%	38.2%	0.8%
Toys “R” Us - Consolidated	$821	$832	$(11)	36.0%	35.7%	0.3%
Gross margin decreased by $11 million to $821 million for the thirteen weeks ended October 29, 2016, compared to $832 million for the same period last year. Foreign currency translation increased Gross margin by $7 million.
Gross margin rate increased by 0.3 percentage points for the thirteen weeks ended October 29, 2016, compared to the same period last year. The increase in Gross margin rate was primarily the result of margin improvements within certain categories in our International segment.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	October 29, 2016	October 31, 2015	Change
Domestic	$1,463	$1,523	$(60)	35.0%	35.4%	(0.4)%
International	1,066	1,046	20	39.6%	39.5%	0.1%
Toys “R” Us - Consolidated	$2,529	$2,569	$(40)	36.8%	37.0%	(0.2)%
Gross margin decreased by $40 million to $2,529 million for the thirty-nine weeks ended October 29, 2016, compared to $2,569 million for the same period last year. Foreign currency translation increased Gross margin by $9 million.
Gross margin rate decreased by 0.2 percentage points for the thirty-nine weeks ended October 29, 2016, compared to the same period last year. The decrease in Gross margin rate was primarily due to an increase in shipping costs from higher e-commerce sales coupled with a reduction in our free shipping purchase minimum in our Domestic segment.

Domestic
Gross margin decreased by $18 million to $459 million for the thirteen weeks ended October 29, 2016. Gross margin rate remained consistent for the thirteen weeks ended October 29, 2016, compared to the same period last year.
Gross margin decreased by $60 million to $1,463 million for the thirty-nine weeks ended October 29, 2016. Gross margin rate decreased by 0.4 percentage points for the thirty-nine weeks ended October 29, 2016, compared to the same period last year.
The decrease in Gross margin rate for the thirty-nine weeks ended October 29, 2016 was primarily from higher shipping costs due to an increase in e-commerce sales coupled with a reduction in our free shipping purchase minimum from $49 to $19 launched in September 2015.
International
Gross margin increased by $7 million to $362 million for the thirteen weeks ended October 29, 2016. Foreign currency translation increased Gross margin by $7 million. Gross margin rate increased by 0.8 percentage points for the thirteen weeks ended October 29, 2016, compared to the same period last year.
The increase in Gross margin rate resulted from margin rate improvements in our core toy, entertainment and baby categories. Additionally contributing to the improvement was sales mix away from lower margin entertainment products.
Gross margin increased by $20 million to $1,066 million for the thirty-nine weeks ended October 29, 2016. Foreign currency translation increased Gross margin by $9 million. Gross margin rate increased by 0.1 percentage point for the thirty-nine weeks ended October 29, 2016, compared to the same period last year.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Payroll and related benefits	44.4%	45.0%	45.3%	45.1%
Occupancy costs	31.6%	32.4%	32.1%	33.5%
Advertising and promotional expenses	7.6%	6.7%	6.9%	6.2%
Professional fees	3.3%	2.8%	3.1%	3.3%
Transaction fees (1)	3.1%	3.2%	3.3%	3.1%
Other (2)	10.0%	9.9%	9.3%	8.8%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to website hosting, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$835	$827	$8	36.7%	35.5%	1.2%
SG&A increased by $8 million to $835 million for the thirteen weeks ended October 29, 2016, compared to $827 million for the same period last year. Foreign currency translation increased SG&A by $6 million. As a percentage of Net sales, SG&A increased by 1.2 percentage points.
Excluding the impact of foreign currency translation, SG&A increased by $2 million primarily due to a $8 million increase in advertising and promotional expenses, mainly related to the timing of our “Big Book” holiday catalog release. Partially offsetting the increase was a $6 million decrease in occupancy costs, predominantly as a result of the closure of our Times Square flagship store.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2016	October 31, 2015	$ Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$2,423	$2,450	$(27)	35.2%	35.3%	(0.1)%
SG&A decreased by $27 million to $2,423 million for the thirty-nine weeks ended October 29, 2016, compared to $2,450 million for the same period last year. Foreign currency translation increased SG&A by $8 million. As a percentage of Net sales, SG&A decreased by 0.1 percentage point.
Excluding the impact of foreign currency translation, SG&A decreased by $35 million primarily due to a $45 million decline in occupancy costs, predominantly as a result of the closure of our Times Square and FAO Schwarz flagship stores and a $10 million decrease in payroll expenses. Partially offsetting the decrease was a $14 million increase in advertising and promotional expenses and a $7 million increase in website hosting costs.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$76	$80	$(4)	$240	$253	$(13)
Depreciation and amortization decreased by $4 million and $13 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, compared to the same periods last year. The decrease for both periods was primarily due to fully depreciated assets and closed stores.

Other Income, Net
Other income, net includes the following:

•	net gains on sales;

•	credit card program income;

•	gift card breakage income;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$59	$21	$38	$114	$65	$49
Other income, net increased by $38 million to $59 million for the thirteen weeks ended October 29, 2016, compared to $21 million for the same period last year. Other income, net increased by $49 million to $114 million for the thirty-nine weeks ended October 29, 2016. The increase in both periods was primarily due to the sale of the FAO Schwarz brand.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$122	$113	$9	$347	$333	$14
Interest expense increased by $9 million for the thirteen weeks ended October 29, 2016, compared to the same period last year. The increase was primarily due to an incremental $19 million of expense for debt issuance costs related to the Exchange Offers (as defined below in Liquidity and Capital Resources - Debt), partially offset by the change in value of foreign exchange contracts and a reduction in deferred debt issuance costs primarily as a result of the fiscal 2015 amendment to the advisory agreement, which waived any previously accrued and unpaid transaction fees payable to our Sponsors in connection with prior refinancings.
Interest expense increased by $14 million for the thirty-nine weeks ended October 29, 2016, compared to the same period last year. The increase was primarily due to an incremental $19 million of expense for debt issuance costs related to the Exchange

Offers, partially offset by a reduction in deferred debt issuance costs primarily as a result of the fiscal 2015 amendment to the advisory agreement.
As a result of the Taj Notes and CMBS and mezzanine debt refinancings in fiscal 2016, we expect that our annual net cash interest paid will decrease by approximately $12 million, based on LIBOR rates as of October 29, 2016, primarily due to a lower rate of interest on the Propco II Mortgage Loan (as defined below in Liquidity and Capital Resources - Debt).

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Toys “R” Us - Consolidated	$1	$1	$—	$2	$2	$—
Interest income remained consistent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, compared to the same periods last year.

Income Tax Expense
The following table summarizes our Income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Loss before income taxes	$(152)	$(166)	$(365)	$(400)
Income tax expense	3	—	8	2
Effective tax rate	(2.0)%	—%	(2.2)%	(0.5)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (1.7)% for the thirty-nine weeks ended October 29, 2016 compared to (0.4)% for the same period last year.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended October 29, 2016. For the thirty-nine weeks ended October 29, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. There were no significant discrete items that impacted our effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

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

Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss attributable to Toys “R” Us, Inc.	$(156)	$(167)	$(377)	$(406)

Add:
Income tax expense	3	—	8	2
Interest expense, net	121	112	345	331
Depreciation and amortization	76	80	240	253
EBITDA	44	25	216	180

Adjustments:
Compensation expense (a)	6	2	20	13
Certain transaction costs (b)	5	—	15	2
Foreign currency re-measurement (c)	4	—	(5)	3
Sponsors’ management and advisory fees (d)	2	1	5	6
Severance	2	6	5	19
Impairment of long-lived assets	2	—	3	4
Net earnings attributable to noncontrolling interest	1	1	4	4
Net gains on sales (e)	(45)	(1)	(45)	(8)
Litigation (f)	—	—	4	(1)
Property losses, net of insurance recoveries (g)	—	(1)	(1)	(1)
Store closure costs (h)	—	1	—	5
Adjusted EBITDA (i)	$21	$34	$221	$226

(a)	Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards.

(b)	Represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(c)	Represents the unrealized loss (gain) on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada.

(d)	Represents the fees expensed to our Sponsors in accordance with the advisory agreement.

(e)	Represents sales of properties and intellectual property.

(f)	Represents certain litigation expenses and settlements recorded for legal matters.

(g)	Represents property losses and insurance claims recognized.

(h)	Represents store closure costs, net of lease surrender income.

(i)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of October 29, 2016, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $1,018 million, a total of $97 million of outstanding letters of credit and excess availability of $735 million as of October 29, 2016. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $610 million in excess of the covenant at October 29, 2016. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory among other assets, and generally peaks in the third quarter of our fiscal year. As of October 29, 2016, Toys “R” Us – Delaware, Inc. and its subsidiaries had total liquidity of $799 million, which included cash and cash equivalents of $189 million.
Toys “R” Us – Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1A” and “Tranche 2”). Tranche 1A is available in amounts of up to ¥9.45 billion ($90 million at October 29, 2016). As of October 29, 2016, we had outstanding borrowings of $4 million under Tranche 1A, with $86 million of remaining availability. Tranche 2 is available in amounts of up to ¥9.45 billion ($90 million at October 29, 2016). As of October 29, 2016, we had outstanding borrowings of $4 million under Tranche 2, with $86 million of remaining availability. As of October 29, 2016, Toys-Japan had total liquidity of $187 million under committed facilities, which included cash and cash equivalents of $15 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At October 29, 2016, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at October 29, 2016) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($168 million at October 29, 2016) asset-based senior secured revolving credit facility. As of October 29, 2016, we had outstanding borrowings of $92 million, with $59 million of remaining availability under the European ABL Facility. As of October 29, 2016, Europe and Australia had total liquidity of $122 million, which included cash and cash equivalents of $63 million.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$274 million ($35 million at October 29, 2016). As of October 29, 2016, we had $7 million of borrowings and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $23 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of October 29, 2016, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with a tranche expiring June 2017 and a tranche expiring June 2018 and our European ABL Facility through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For the thirty-nine weeks ended October 29, 2016, peak borrowings under our revolving credit facilities and credit lines amounted to $1,126 million, with remaining availability of $841 million in excess of the ABL Facility covenant. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
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

The following table presents our capital expenditures for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015
Information technology	$65	$55
Store improvements (1)	37	32
Distribution centers	18	17
New stores	17	11
Other store-related projects (2)	37	24
Total capital expenditures	$174	$139

(1)	Includes expenditures related to the “Clean and Bright” initiative.

(2)	Includes remodels and other store updates.

Cash Flows

	39 Weeks Ended
(In millions)	October 29, 2016	October 31, 2015	Change
Net cash used in operating activities	$(1,060)	$(997)	$(63)
Net cash used in investing activities	(128)	(129)	1
Net cash provided by financing activities	910	831	79
Effect of exchange rate changes on Cash and cash equivalents	18	(7)	25
Net decrease during period in Cash and cash equivalents	$(260)	$(302)	$42
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $63 million to $1,060 million for the thirty-nine weeks ended October 29, 2016, compared to $997 million for the thirty-nine weeks ended October 31, 2015. The increase was primarily due to higher Domestic vendor payments in fiscal 2016 for merchandise purchased in fiscal 2015 as part of our continued focus to maintain stronger in-stock positions.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $1 million to $128 million for the thirty-nine weeks ended October 29, 2016, compared to $129 million for the thirty-nine weeks ended October 31, 2015, primarily due to a $35 million increase in capital expenditures, offset by a $35 million increase in proceeds received from sales of assets.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $79 million to $910 million for the thirty-nine weeks ended October 29, 2016, compared to $831 million for the thirty-nine weeks ended October 31, 2015, primarily due to a $100 million increase in net long-term debt borrowings under our revolving credit facilities to finance our increased purchases of merchandise inventories and to fund a portion of the TRU Taj LLC exchange offer, partially offset by a $12 million distribution to the Asia JV’s minority interest partner in the first quarter of fiscal 2016.

Debt
As of October 29, 2016, we had total indebtedness of $5.6 billion, of which $4.2 billion was secured indebtedness. During the thirty-nine weeks ended October 29, 2016, the following events occurred with respect to our debt structure:

•
On August 16, 2016, we, along with our indirect wholly-owned subsidiary TRU Taj LLC (“TRU Taj”) and TRU Taj Finance, Inc. (together with TRU Taj, the “Taj Note Issuers”) completed the offers to exchange the Parent Company’s outstanding 10.375% senior notes due 2017 (the “2017 Notes”) and 7.375% senior notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “Senior Notes”) for newly issued 12.000% senior secured notes due fiscal 2021 (the “Taj Notes”) of the Taj Note Issuers and, in the case of the 2017 Notes, $110 million in cash (the “Exchange Offers”). An additional $34 million of Taj Notes were issued in concurrent private placements, of which $26 million were issued for cash, with the remainder issued as payment to certain noteholders in connection with the Exchange Offers. Additionally, on August 26, 2016, the Taj Note Issuers issued an additional $142 million of Taj Notes in a private placement, of which a portion of the proceeds was used to redeem the remaining 2017 Notes. As a result of these transactions, all of the 2017 Notes, in an aggregate principal amount of $450 million, and $192 million of the 2018 Notes were exchanged or redeemed, with $208 million in principal of the 2018 Notes still outstanding. The aggregate principal amount of Taj Notes issued was $583 million.

•
On June 30, 2016, Toys-Japan entered into an agreement to refinance and combine its Tranche 1B and Tranche 2 committed credit lines into a new Tranche 2 committed credit line. Tranche 2 is now available in amount up to ¥9.45 billion ($90 million at October 29, 2016) and expires on June 29, 2018.

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
Subsequent Refinancings
On November 3, 2016, we completed the $512 million of Commercial Mortgage-Backed Securities (“CMBS”) financing and $88 million of mezzanine financing. The proceeds and a $51 million rent prepayment from Toys-Delaware to Toys “R” Us Property Company II, LLC (“TRU Propco II”) in conjunction with an amendment to the master lease agreement, along with cash on hand were used to redeem the aggregate principal amount of $725 million of 8.500% senior secured notes due 2017 of TRU Propco II (the “Propco II Notes”). TRU Propco II entered into a mortgage loan agreement (the “Mortgage Loan Agreement”), providing for a floating-rate loan (the “Propco II Mortgage Loan”) in the initial principal amount of $512 million. The Propco II Mortgage Loan has a three-year initial term expiring in November 2019, and may be extended for two one-year terms at the option of TRU Propco II, subject to certain conditions, including meeting certain ratios at the time of the extension and, in the case of the second extension option, payment of an extension fee. If the Giraffe Junior Mezzanine Loan described below is outstanding, TRU Propco II may only exercise the extension options on the Propco II Mortgage Loan if the term of the Giraffe Junior Mezzanine Loan is also extended.
Additionally, as noted above, on November 3, 2016, Giraffe Junior Holdings, LLC (“Giraffe Junior”), an indirect wholly-owned subsidiary of the Parent Company and the owner of 100% of the equity interest in TRU Propco II, entered into a mezzanine loan agreement (the “Mezzanine Loan Agreement”) providing for a fixed-rate loan (the “Giraffe Junior Mezzanine Loan”) in the initial principal amount of $88 million. The Giraffe Junior Mezzanine Loan has a three-year initial term expiring in November 2019, and may be extended for two one-year terms at the option of Giraffe Junior, subject to certain conditions substantially similar to the conditions to extending the Propco II Mortgage Loan under the Mortgage Loan Agreement. If the Propco II Mortgage Loan is outstanding, Giraffe Junior may only exercise the extension options if the Propco II Mortgage Loan is also extended.
Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowing and long-term debt” for further details on the CMBS and mezzanine financings.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to changes in our Long-term debt during the thirty-nine weeks ended October 29, 2016 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt,” we have provided updated Short-term borrowings and long-term debt and

Interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related Interest payments as of October 29, 2016. The balances below do not include the impact of the CMBS and mezzanine financing and subsequent redemption of the $725 million Propco II Notes which were completed subsequent to October 29, 2016. Refer to the “Subsequent Events” section in Note 2 entitled “Short-term borrowings and long-term debt” for further details.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2016	Fiscals 2017 & 2018	Fiscals 2019 & 2020	Fiscals 2021 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$11	$1,255	$3,576	$606	$5,448
Interest payments (1)(3)(4)	89	694	373	72	1,228
Total	$100	$1,949	$3,949	$678	$6,676

(1)
Reflects the impact of the Exchange Offers in which the Parent Company’s 2017 Notes and a portion of its 2018 Notes were exchanged for newly issued Taj Notes, including a portion issued through private placements. Refer to Liquidity and Capital Resources - Debt above for additional information on the Exchange Offers and the issuance of additional Taj Notes.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, our “Strategic Pillars,” store openings, integration and remodeling, the development, implementation and integration of our e-commerce business, the continued benefit of the “Fit for Growth” process improvements, future financial or operational performance, projected sales for certain periods, same store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, access to trade credit, future financings, refinancings including exchange offers, debt repayments, estimates regarding future effective tax rates, future interest payments, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
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
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 29, 2016. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TOYS “R” US, INC.
(Registrant)

Date: December 13, 2016	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Loan Agreement, dated November 3, 2016, among Toys “R” Us Property Company II, LLC, Goldman Sachs Mortgage Company and Bank of America N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.2	Guaranty, dated November 3, 2016, by Toys “R” Us, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.3
Environmental Indemnity Agreement, dated November 3, 2016, by Toys “R” Us Property Company II, LLC and Toys “R” Us, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.4
Mezzanine Loan Agreement, dated November 3, 2016, among Giraffe Junior Holdings, LLC, Giraffe Junior and certain funds managed by Brigade Capital Management, LP (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.5
Guaranty (Mezzanine Loan), dated November 3, 2016, by Toys “R” Us, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.6
Environmental Indemnity Agreement (Mezzanine Loan), dated November 3, 2016, by Giraffe Junior Holdings, LLC and Toys “R” Us, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

10.7
Pledge and Security Agreement (Mezzanine Loan), dated November 3, 2016, Giraffe Junior Holdings, LLC (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2016 and incorporated herein by reference).

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