Form 10-Q
period 2017-04-29
TOYS R US INC
filed 2017-06-13
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of June 7, 2017, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$301	$566	$458
Accounts and other receivables	229	255	249
Merchandise inventories	2,429	2,476	2,433
Prepaid expenses and other current assets	132	92	144
Total current assets	3,091	3,389	3,284
Property and equipment, net	3,030	3,067	3,163
Goodwill	64	64	64
Deferred tax assets	130	129	104
Restricted cash	56	54	54
Other assets	201	205	255
Total Assets	$6,572	$6,908	$6,924

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,204	$1,695	$1,352
Accrued expenses and other current liabilities	759	897	817
Income taxes payable	20	27	33
Current portion of long-term debt	163	119	83
Total current liabilities	2,146	2,738	2,285
Long-term debt	5,049	4,642	5,185
Deferred tax liabilities	77	75	64
Deferred rent liabilities	342	342	347
Other non-current liabilities	277	271	265
Temporary equity	—	132	119
Total stockholders’ deficit	(1,319)	(1,292)	(1,341)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,572	$6,908	$6,924
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Net sales	$2,206	$2,319
Cost of sales	1,423	1,473
Gross margin	783	846
Selling, general and administrative expenses	779	805
Depreciation and amortization	75	80
Other income, net	(17)	(32)
Total operating expenses	837	853
Operating loss	(54)	(7)
Interest expense	(107)	(123)
Interest income	1	1
Loss before income taxes	(160)	(129)
Income tax expense (benefit)	3	(4)
Net loss	(163)	(125)
Less: Net earnings attributable to noncontrolling interest	1	1
Net loss attributable to Toys “R” Us, Inc.	$(164)	$(126)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Net loss	$(163)	$(125)
Other comprehensive income, net of tax
Foreign currency translation adjustments	4	68
Unrealized actuarial losses	(1)	—
Unrealized loss on hedged transactions	(1)	—
Total other comprehensive income, net of tax	2	68
Comprehensive loss, net of tax	(161)	(57)
Less: Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive loss attributable to Toys “R” Us, Inc.	$(162)	$(58)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Cash Flows from Operating Activities:
Net loss	$(163)	$(125)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	75	80
Amortization and write-off of debt issuance costs and debt discount	9	9
Deferred income taxes	2	2
Unrealized losses (gains) on foreign exchange	5	(13)
Other	3	16
Changes in operating assets and liabilities:
Accounts and other receivables	36	7
Merchandise inventories	56	(101)
Prepaid expenses and other operating assets	(37)	(21)
Accounts payable, Accrued expenses and other liabilities	(629)	(576)
Income taxes payable, net	(14)	(22)
Net cash used in operating activities	(657)	(744)
Cash Flows from Investing Activities:
Capital expenditures	(39)	(50)
Proceeds from sales of assets	—	2
Increase in restricted cash	(1)	—
Net cash used in investing activities	(40)	(48)
Cash Flows from Financing Activities:
Long-term debt borrowings	554	563
Long-term debt repayments	(130)	(9)
Short-term debt borrowings, net	4	5
Capitalized debt issuance costs	—	(1)
Distribution to noncontrolling interest	—	(12)
Net cash provided by financing activities	428	546
Effect of exchange rate changes on Cash and cash equivalents	4	24
Cash and cash equivalents:
Net decrease during period	(265)	(222)
Cash and cash equivalents at beginning of period	566	680
Cash and cash equivalents at end of period	$301	$458
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)	$—	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(126)	—	(126)	—	(126)
Total other comprehensive income, net of tax	—	—	—	—	68	68	—	68
Stock compensation expense	—	—	1	—	—	1	—	1
Adjustment of noncontrolling interest to redemption value	—	—	—	(19)	—	(19)	—	(19)
Balance, April 30, 2016	49	$—	$68	$(1,207)	$(202)	$(1,341)	$—	$(1,341)

Balance, January 28, 2017	49	$—	$72	$(1,124)	$(240)	$(1,292)	$—	$(1,292)
Net (loss) earnings	—	—	—	(164)	—	(164)	1	(163)
Total other comprehensive income, net of tax	—	—	—	—	2	2	—	2
Stock compensation expense	—	—	2	—	—	2	—	2
Reclassification from Temporary Equity	—	—	—	—	—	—	132	132
Adjustment of noncontrolling interest	—	—	—	68	—	68	(68)	—
Balance, April 29, 2017	49	$—	$74	$(1,220)	$(238)	$(1,384)	$65	$(1,319)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended April 29, 2017 and April 30, 2016, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2017, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The results of operations for the thirteen weeks ended April 29, 2017 and April 30, 2016 are not necessarily indicative of operating results for the full year.
Toys-Japan/Asia JV Transaction
On March 24, 2017, the Company combined the legal entity structure for its Toys-Japan and Toys (Labuan) Holding Limited (“Asia JV”) businesses (the “Asia Merger”). The combination was effected by the issuance of new shares of the Asia JV in exchange for our contribution of Toys-Japan, which resulted in Fung Retailing’s ownership of 15% in the combined company and our ownership of 85% in the combined company. In connection with the Asia Merger, we no longer hold a future option or requirement to acquire Fung Retailing’s ownership interest in the Asia JV. As a result, the Noncontrolling interest is no longer redeemable at the option of the holder and was reclassified from Temporary equity to Stockholders’ deficit on the Condensed Consolidated Balance Sheet in fiscal 2017. We recorded a $68 million adjustment to Noncontrolling interest to reflect Fung Retailing’s ownership of the combined company’s net assets at book value.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of April 29, 2017, January 28, 2017 and April 30, 2016 is outlined in the table below:

(In millions)	April 29, 2017	January 28, 2017	April 30, 2016
Short-term borrowings
Asia JV uncommitted lines of credit	$4	$—	$5
Long-term debt
10.375% senior notes, due fiscal 2017 (1)	—	—	444
Toys-Japan unsecured credit lines, expire fiscals 2017-2018	—	—	6
8.500% senior secured notes, due fiscal 2017 (2)	—	—	717
French real estate credit facility, due fiscal 2018	49	48	51
Incremental secured term loan facility, due fiscal 2018 (3)	124	125	128
Second incremental secured term loan facility, due fiscal 2018 (3)	62	62	64
7.375% senior notes, due fiscal 2018 (1)	209	209	401
$1.85 billion secured revolving credit facility, expires fiscal 2019 (3)	861	465	586
Senior unsecured term loan facility, due fiscal 2019 (4)	875	874	912
Tranche A-1 loan facility, due fiscal 2019 (3)	273	272	270
Propco II mortgage loan, due fiscal 2019 (2)	488	489	—
Giraffe Junior mezzanine loan, due fiscal 2019 (5)	73	78	—
Secured term B-4 loan facility, due fiscal 2020 (3)	981	982	985
UK real estate credit facility, due fiscal 2020	334	323	374
European and Australian asset-based revolving credit facility, expires fiscal 2020	52	—	54
Toys-Japan 1.85%-2.18% loans, due fiscals 2019-2021	40	44	52
12.000% Taj senior secured notes, due fiscal 2021	578	577	—
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	178	179	182
Capital lease and other obligations	13	12	20
	5,212	4,761	5,268
Less: current portion	163	119	83
Total Long-term debt (7)	$5,049	$4,642	$5,185

(1)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(2)
Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”). TRU Propco II is a single-purpose entity and is a separate entity from the Company. The assets and credit of TRU Propco II and its direct parent Giraffe Junior Holdings, LLC (“Giraffe Junior”) are not available to satisfy the debts or other obligations of the Company or any affiliate.

(3)	Represents obligations of Toys “R” Us – Delaware, Inc (“Toys-Delaware”).

(4)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(5)	Represents obligations of Giraffe Junior.

(6)	Represents obligations of the Parent Company and Toys-Delaware.

(7)	We may maintain derivative instruments on certain of our long-term debt. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.
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
The amount of total net assets that were subject to such restrictions was $84 million as of April 29, 2017. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of April 29, 2017, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our two Toys-Japan unsecured credit lines through June 2017 and June 2018 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Asia JV uncommitted lines of credit, due on demand ($4 million at April 29, 2017)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$282 million ($36 million at April 29, 2017). As of April 29, 2017, we had $4 million of borrowings, which has been included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $28 million. The average interest rate on the drawn borrowings was 1.15% and 1.89% at April 29, 2017 and April 30, 2016, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2017-2018 ($0 million at April 29, 2017)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit, “Tranche 1A” due fiscal 2017 and “Tranche 2” due fiscal 2018. Tranche 1A is available in amounts of up to ¥9.45 billion ($85 million at April 29, 2017) and expires on June 30, 2017. As of April 29, 2017 we had no outstanding borrowings under Tranche 1A, with $85 million of remaining availability. Tranche 2 is available in amounts of up to ¥9.45 billion ($85 million at April 29, 2017) and expires on June 29, 2018. As of April 29, 2017, we had no outstanding borrowings under Tranche 2, with $85 million of remaining availability.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At April 29, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($13 million at April 29, 2017) of incremental availability.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($861 million at April 29, 2017)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $861 million, a total of $93 million of outstanding letters of credit and excess availability of $301 million as of April 29, 2017. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $176 million in excess of the covenant at April 29, 2017. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and credit card receivables and certain Canadian real estate less any applicable availability reserves, and generally peaks in the third quarter of our fiscal year.
European and Australian asset-based revolving credit facility, expires fiscal 2020 ($52 million at April 29, 2017)
The European ABL Facility, as amended, provides for a five-year £138 million ($179 million at April 29, 2017) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of April 29, 2017, we had outstanding borrowings of $52 million, with $54 million of remaining availability under the European ABL Facility.

Giraffe Junior mezzanine loan, due fiscal 2019 ($73 million at April 29, 2017)
The Giraffe Junior mezzanine loan due fiscal 2019 requires TRU Propco II to make principal repayments of (i) available excess cash flow, (ii) escrow refunds and (iii) excess release proceeds, each as defined in the Giraffe Junior mezzanine loan agreement, following payment of monthly debt service and required reserves under the Propco II mortgage loan and Giraffe Junior mezzanine loan. During the thirteen weeks ended April 29, 2017, TRU Propco II made prepayments of $5 million related to available excess cash flow.
Subsequent Event
Senior unsecured term loan facility, due fiscal 2019 ($875 million at April 29, 2017)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $29 million on May 9, 2017.

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
Interest Rate Contracts
As of April 29, 2017 and January 28, 2017, we had two interest rate caps designated as cash flow hedges. As of April 30, 2016, we had one interest rate cap designated as a cash flow hedge. No material ineffectiveness was recorded for the thirteen weeks ended April 29, 2017 and April 30, 2016. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Foreign Exchange Contracts
As of April 29, 2017, January 28, 2017 and April 30, 2016, we had foreign currency forward contracts to economically hedge the U.S. Dollar merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.
As of April 29, 2017, January 28, 2017 and April 30, 2016, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $3 million, $1 million and $11 million, respectively.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Derivatives designated as cash flow hedges:
Beginning balance	$2	$1
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	(1)	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$1	$1

The following table sets forth the impact of derivatives on Interest expense in our Condensed Consolidated Statements of Operations for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(11)	$(2)
Loss on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	—	(15)
Total Interest expense	$(11)	$(17)

(1)
(Losses) gains related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017		January 28, 2017		April 30, 2016
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$50	$—	$—	$—	$—	$—
Other assets	510	1	560	1	53	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	190	6	229	7	80	1
Accrued expenses and other current liabilities	398	(7)	226	(2)	313	(15)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	240	6	229	7	80	1
Other assets	510	1	560	1	53	—
Total derivative assets (1)	$750	$7	$789	$8	$133	$1

Accrued expenses and other current liabilities	398	(7)	226	(2)	313	(15)
Total derivative liabilities (1)	$398	$(7)	$226	$(2)	$313	$(15)

(1)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

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

The valuation of our interest rate contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. At the end of each period, we evaluate the inputs used to value our derivatives, which are primarily classified as Level 2.
Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period.
The tables below present our assets and liabilities measured at fair value on a recurring basis as of April 29, 2017, January 28, 2017 and April 30, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 29, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	6	—	6
Total assets	$—	$7	$—	$7
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	7	—	7
Total assets	$—	$8	$—	$8
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	15	—	15
Total liabilities	$—	$15	$—	$15

For the periods ended April 29, 2017, January 28, 2017 and April 30, 2016, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the thirteen weeks ended April 29, 2017 and April 30, 2016, we did not have any long-lived asset impairments.
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirteen weeks ended April 29, 2017 and April 30, 2016. The table below presents the carrying values and fair values of our Long-term debt including current portion as of April 29, 2017, January 28, 2017 and April 30, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 29, 2017	$5,212	$5,022	$197	$2,696	$2,129
January 28, 2017	4,761	4,560	204	2,679	1,677
April 30, 2016	5,268	4,935	1,435	2,152	1,348
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax expense (benefit) and effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
($ In millions)	April 29, 2017	April 30, 2016
Loss before income taxes	$(160)	$(129)
Income tax expense (benefit)	3	(4)
Effective tax rate	(1.9)%	3.1%
The effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (1.5)% for the thirteen weeks ended April 29, 2017 compared to 4.1% for the same period last year. The difference between our forecasted effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.

There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended April 29, 2017. For the thirteen weeks ended April 30, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

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
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended
Domestic:	April 29, 2017	April 30, 2016
Baby	46.7%	48.8%
Core Toy	15.1%	13.7%
Entertainment	6.0%	5.6%
Learning	18.2%	17.9%
Seasonal	13.4%	13.7%
Other (1)	0.6%	0.3%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	April 29, 2017	April 30, 2016
Baby	26.1%	26.9%
Core Toy	20.8%	20.6%
Entertainment	6.7%	5.3%
Learning	28.4%	29.0%
Seasonal	17.1%	17.3%
Other (1)	0.9%	0.9%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial information by reportable segment is as follows:

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Net sales
Domestic	$1,366	$1,458
International	840	861
Net sales	$2,206	$2,319
Gross margin
Domestic	$459	$515
International	324	331
Gross margin	$783	$846
Operating earnings (loss)
Domestic	$29	$67
International	—	10
Corporate and other	(83)	(84)
Operating loss	(54)	(7)
Interest expense	(107)	(123)
Interest income	1	1
Loss before income taxes	$(160)	$(129)

(In millions)	April 29, 2017	January 28, 2017	April 30, 2016
Merchandise inventories
Domestic	$1,552	$1,708	$1,509
International	877	768	924
Merchandise inventories	$2,429	$2,476	$2,433

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

8. Related party transactions
Sponsor Advisory Agreement
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Private Equity, L.P., Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, August 29, 2014, June 1, 2015 and December 1, 2015 (“Advisory Agreement”). The term of the Advisory Agreement is currently a one-year renewable term unless we or the Sponsors provide notice of termination to the other. Management and advisory fees (the “Advisory Fees”) of $6 million per annum are payable on a quarterly basis. We recorded Advisory Fees of $2 million for each of the thirteen weeks ended April 29, 2017 and April 30, 2016. During each of the thirteen weeks ended April 29, 2017 and April 30, 2016, we also paid the Sponsors for nominal out-of-pocket expenses.

Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. The Sponsors did not own any of our debt during the thirteen weeks ended April 29, 2017. During the thirteen weeks ended April 30, 2016, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were $1 million during the thirteen weeks ended April 30, 2016.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $3 million and $2 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, $1 million and less than $1 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended April 29, 2017, we sold certain assets for nominal proceeds, resulting in nominal net gains. Net gains on sales are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Accumulated other comprehensive loss
Total other comprehensive income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	$(181)	$1	$(22)	$(202)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 28, 2017	$(210)	$2	$(32)	$(240)
Change	4	(1)	(1)	2
Balance, April 29, 2017	$(206)	$1	$(33)	$(238)

11. Recent accounting pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 “Compensation-Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on our Condensed Consolidated Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December, FASB issued ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-20 provides update to Accounting Standards Codification 606, “Revenue from Contracts with Customers,” which will allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. While the Company is continuing to assess all of the potential impacts of the new standard, we generally anticipate having substantially similar performance obligations under the amended guidance. The Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of the first day of fiscal 2018 (February 4, 2018).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. Throughout this MD&A when discussing our results of operations, we refer to the impact of foreign currency translation on our International results.  Transactions in our International segment are recorded in each market’s functional currency, then converted to U.S. Dollar for financial reporting.  We calculate the effect of changes in foreign currency exchange rates by measuring the difference between current period activity translated at the current period’s foreign exchange rates and current period activity translated at last period’s rates. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of April 29, 2017, there were 1,694 operated and 259 licensed “R” Us branded retail stores worldwide. Our Domestic and International segments also include their respective e-commerce operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen weeks ended April 29, 2017 compared to the thirteen weeks ended April 30, 2016:

	13 Weeks Ended
($ In millions)	April 29, 2017	April 30, 2016
Net sales	$2,206	$2,319
Same store sales	(4.1)%	0.9%
Gross margin	$783	$846
Gross margin as a percentage of Net sales	35.5%	36.5%
Selling, general and administrative expenses (“SG&A”)	$779	$805
SG&A as a percentage of Net sales	35.3%	34.7%
Net loss attributable to Toys “R” Us, Inc.	$(164)	$(126)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$44	$79

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

First quarter 2017 financial highlights:

•	Net sales decreased by $113 million compared to the prior year period, due to a decline in same store sales.

•	Consolidated same store sales decreased by 4.1 percentage points as a result of declines in both our Domestic and International segments.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) declined in our Domestic segment, while International remained relatively consistent with the prior year period.

•	SG&A decreased by $26 million primarily due to reductions in professional fees.

•	Net loss attributable to Toys “R” Us, Inc. increased by $38 million.

Same Store Sales
In computing same store sales, we include stores that have been open for at least 56 weeks from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Express stores that have a cumulative lease term of at least two years (“Long-Term Express”) and have been open for at least 56 weeks from their soft opening date are also included in the computation of same store sales.

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
The changes in our same store sales for the thirteen weeks ended April 29, 2017 and April 30, 2016 are as follows:

	13 Weeks Ended
	April 29, 2017 vs. 2016	April 30, 2016 vs. 2015
Domestic	(6.2)%	0.1%
International	(0.6)%	2.5%
Toys “R” Us - Consolidated	(4.1)%	0.9%

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	April 29, 2017	April 30, 2016
Baby	46.7%	48.8%
Core Toy	15.1%	13.7%
Entertainment	6.0%	5.6%
Learning	18.2%	17.9%
Seasonal	13.4%	13.7%
Other (1)	0.6%	0.3%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	April 29, 2017	April 30, 2016
Baby	26.1%	26.9%
Core Toy	20.8%	20.6%
Entertainment	6.7%	5.3%
Learning	28.4%	29.0%
Seasonal	17.1%	17.3%
Other (1)	0.9%	0.9%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

Store Type	Domestic		International		Toys “R” Us - Consolidated
	April 29, 2017	April 30, 2016	April 29, 2017 (1)	April 30, 2016	April 29, 2017	April 30, 2016
Traditional Toy	358	361	578	533	936	894
Side by Side	212	213	207	203	419	416
Baby	223	222	12	13	235	235
Long-Term Express	42	45	18	7	60	52
Outlet	44	30	—	—	44	30
Total Operated	879	871	815	756	1,694	1,627

Excluded from store count:
Licensed	—	—	259	250	259	250
Temporary Express	10	19	23	24	33	43

(1)	The net increase in International stores compared to the prior year is primarily due to 35 stores in China and Southeast Asia.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$(164)	$(126)	$(38)
Net loss attributable to Toys “R” Us, Inc. increased by $38 million to $164 million for the thirteen weeks ended April 29, 2017, compared to $126 million for the same period last year. The increase was primarily due to a $63 million decline in Gross margin, partially offset by a reduction in SG&A of $26 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016
Domestic	$1,366	$1,458	$(92)	(6.3)%	61.9%	62.9%
International	840	861	(21)	(2.4)%	38.1%	37.1%
Toys “R” Us - Consolidated	$2,206	$2,319	$(113)	(4.9)%	100.0%	100.0%
Net sales decreased by $113 million or 4.9%, to $2,206 million for the thirteen weeks ended April 29, 2017, compared to $2,319 million for the same period last year. Foreign currency translation decreased Net sales by $24 million for the thirteen weeks ended April 29, 2017.

Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decline in same store sales driven by a decrease in the number of transactions. Consolidated e-commerce sales increased 3% for the thirteen weeks ended April 29, 2017, compared to the same period last year.
Domestic
Net sales for our Domestic segment decreased by $92 million or 6.3%, to $1,366 million for the thirteen weeks ended April 29, 2017, primarily due to a decline in same store sales of 6.2%.
The decrease in same store sales resulted primarily from decreases in our baby and seasonal categories. The decline in our baby category was mainly due to baby gear and infant care products. The decline in our seasonal category was predominantly due to outdoor products.
International
Net sales for our International segment decreased by $21 million or 2.4%, to $840 million for the thirteen weeks ended April 29, 2017. Excluding a $24 million decrease from foreign currency translation, International Net sales improved by $3 million, primarily as a result of an increase in net sales from new locations, partially offset by a 0.6% decrease in same store sales driven by our Europe market.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decrease in our baby category was mainly due to consumables and infant care products. The decrease in our learning category was predominantly due to construction toys. Partially offsetting these decreases was an increase in our entertainment category, primarily due to video game systems.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 29, 2017	April 30, 2016	$ Change	April 29, 2017	April 30, 2016	Change
Domestic	$459	$515	$(56)	33.6%	35.3%	(1.7)%
International	324	331	(7)	38.6%	38.4%	0.2%
Toys “R” Us - Consolidated	$783	$846	$(63)	35.5%	36.5%	(1.0)%
Gross margin decreased by $63 million to $783 million for the thirteen weeks ended April 29, 2017, compared to $846 million for the same period last year. Foreign currency translation decreased Gross margin by $10 million.
Gross margin rate decreased by 100 basis points for the thirteen weeks ended April 29, 2017, compared to the same period last year. The decrease in Gross margin rate was due to margin rate declines in our Domestic segment.
Domestic
Gross margin decreased by $56 million to $459 million for the thirteen weeks ended April 29, 2017. Gross margin rate decreased by 170 basis points for the thirteen weeks ended April 29, 2017, compared to the same period last year.
The decrease in Gross margin rate for the thirteen weeks ended April 29, 2017 resulted primarily from an increase in sales of products on promotion and an increase in recorded inventory reserves.

International
Gross margin decreased by $7 million to $324 million for the thirteen weeks ended April 29, 2017. Foreign currency translation decreased Gross margin by $10 million. Gross margin rate remained relatively consistent for the thirteen weeks ended April 29, 2017, compared to the same period last year.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Payroll and related benefits	46.1%	45.4%
Occupancy costs	31.8%	31.7%
Advertising and promotional expenses	7.1%	7.0%
Transaction fees (1)	3.2%	3.6%
Professional fees	2.4%	3.3%
Other (2)	9.4%	9.0%
Total	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to website hosting, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 29, 2017	April 30, 2016	$ Change	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$779	$805	$(26)	35.3%	34.7%	0.6%
SG&A decreased by $26 million to $779 million for the thirteen weeks ended April 29, 2017, compared to $805 million for the same period last year. Foreign currency translation decreased SG&A by $9 million. As a percentage of Net sales, SG&A increased by 60 basis points.
Excluding the impact of foreign currency translation, SG&A decreased by $17 million primarily due to an $8 million decline in professional fees, which included $4 million of litigation expenses in the prior year.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$75	$80	$(5)
Depreciation and amortization decreased by $5 million for the thirteen weeks ended April 29, 2017, compared to the same period last year. The decrease was primarily due to fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	net gains on sales;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$17	$32	$(15)
Other income, net decreased by $15 million to $17 million for the thirteen weeks ended April 29, 2017. The decrease was primarily due to an $18 million increase in unrealized loss on foreign exchange related to the re-measurement of the Tranche A-1 loan facility attributed to Toys-Canada Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”).

Interest Expense

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$107	$123	$(16)
Interest expense decreased by $16 million for the thirteen weeks ended April 29, 2017, compared to the same period last year. The decrease was primarily due to the change in fair value of derivative contracts.

Interest Income

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Toys “R” Us - Consolidated	$1	$1	$—
Interest income remained consistent for the thirteen weeks ended April 29, 2017, compared to the same period last year.

Income Tax Expense (Benefit)
The following table summarizes our Income tax expense (benefit) and effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
($ In millions)	April 29, 2017	April 30, 2016
Loss before income taxes	$(160)	$(129)
Income tax expense (benefit)	3	(4)
Effective tax rate	(1.9)%	3.1%
The effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted effective tax rate was (1.5)% for the thirteen weeks ended April 29, 2017 compared to 4.1% for the same period last year. The difference between our forecasted effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended April 29, 2017. For the thirteen weeks ended April 30, 2016, our effective tax rate was impacted by a tax expense of $1 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

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
Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Net loss attributable to Toys “R” Us, Inc.	$(164)	$(126)

Add:
Income tax expense (benefit)	3	(4)
Interest expense, net	106	122
Depreciation and amortization	75	80
EBITDA	20	72

Adjustments:
Severance	10	2
Foreign currency re-measurement (a)	5	(13)
Compensation expense (b)	3	7
Certain transaction costs (c)	3	5
Sponsors’ management and advisory fees (d)	2	2
Net earnings attributable to noncontrolling interest	1	1
Litigation (e)	—	4
Property losses, net of insurance recoveries (f)	—	(1)
Adjusted EBITDA (g)	$44	$79

(a)	Represents the unrealized loss (gain) on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada.

(b)	Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards.

(c)	Represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(d)	Represents the fees expensed to our Sponsors in accordance with the advisory agreement.

(e)	Represents certain litigation expenses and settlements recorded for legal matters.

(f)	Represents property losses and insurance claims recognized.

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

Liquidity and Capital Resources
Overview
As of April 29, 2017, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $861 million, a total of $93 million of outstanding letters of credit and excess availability of $301 million as of April 29, 2017. We are subject to a minimum excess availability covenant of $125 million, with remaining availability of $176 million in excess of the covenant at April 29, 2017. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory among other assets, and generally peaks in the third quarter of our fiscal year. As of April 29, 2017, Toys “R” Us – Delaware, Inc. and its subsidiaries had total liquidity of $211 million, which included cash and cash equivalents of $35 million.
Toys “R” Us – Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit, “Tranche 1A” due fiscal 2017 and “Tranche 2” due fiscal 2018. Tranche 1A is available in amounts of up to ¥9.45 billion ($85 million at April 29, 2017). As of April 29, 2017, we had no outstanding borrowings under Tranche 1A, with $85 million of remaining availability. Tranche 2 is available in amounts of up to ¥9.45 billion ($85 million at April 29, 2017). As of April 29, 2017, we had no outstanding borrowings under Tranche 2, with $85 million of remaining availability. As of April 29, 2017, Toys-Japan had total liquidity of $214 million under committed facilities, which included cash and cash equivalents of $44 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At April 29, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($13 million at April 29, 2017) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($179 million at April 29, 2017) asset-based senior secured revolving credit facility. As of April 29, 2017, we had outstanding borrowings of $52 million, with $54 million of remaining availability under the European ABL Facility. As of April 29, 2017, Europe and Australia had total liquidity of $114 million, which included cash and cash equivalents of $60 million.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$282 million ($36 million at April 29, 2017). As of April 29, 2017, we had $4 million of borrowings and $4 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $28 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of April 29, 2017, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit lines with a tranche expiring June 2017 and a tranche expiring June 2018 and our European ABL Facility through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
As of April 29, 2017, we had approximately $446 million of debt maturities before the end of fiscal 2018, which were primarily comprised of the Incremental secured term loan facility of $125 million and Second incremental secured term loan facility of $63 million maturing in May of 2018, and 7.375% senior notes of $208 million maturing in October of 2018. We believe we will have the ability to refinance this debt, a portion of which may be repaid using cash on hand; however, a number of factors including factors beyond our control could reduce or restrict our ability to refinance these debt obligations on favorable terms.

We continue to work with Lazard and have engaged them as our advisor to assist us in connection with a potential debt refinancing to address these upcoming maturities.

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
The following table presents our capital expenditures for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016
Information technology	$16	$16
Store improvements	7	15
New stores	5	6
Distribution centers	4	7
Other store-related projects (1)	7	6
Total capital expenditures	$39	$50

(1)	Includes remodels and other store updates.

Cash Flows

	13 Weeks Ended
(In millions)	April 29, 2017	April 30, 2016	Change
Net cash used in operating activities	$(657)	$(744)	$87
Net cash used in investing activities	(40)	(48)	8
Net cash provided by financing activities	428	546	(118)
Effect of exchange rate changes on Cash and cash equivalents	4	24	(20)
Net decrease during period in Cash and cash equivalents	$(265)	$(222)	$(43)
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased by $87 million to $657 million for the thirteen weeks ended April 29, 2017, compared to $744 million for the thirteen weeks ended April 30, 2016. The decrease was primarily due to a reduction in Domestic merchandise purchases and annual bonus payments, partially offset by a decline in operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $8 million to $40 million for the thirteen weeks ended April 29, 2017, compared to $48 million for the thirteen weeks ended April 30, 2016, primarily due to an $11 million decrease in capital expenditures.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $118 million to $428 million for the thirteen weeks ended April 29, 2017, compared to $546 million for the thirteen weeks ended April 30, 2016. The decrease was primarily due to a $130 million decrease in net long-term debt borrowings primarily under our revolving credit facilities, partially offset by a $12 million distribution to the Asia JV’s minority interest partner in fiscal 2016.

Debt
As of April 29, 2017, we had total indebtedness of $5.2 billion, of which $3.9 billion was secured indebtedness. During the thirteen weeks ended April 29, 2017, there were no significant events that occurred with respect to our debt structure. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.

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
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time prepay, repurchase, refinance or otherwise acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” and Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for details on our contractual obligations.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17 “Consolidation (Topic 810), Interests Held Through Related Parties That Are Under Common Control” (“ASU 2016-17”). ASU 2016-17 changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the variable interest entity (“VIE”) model. Under previous guidance, a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. ASU 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. The Company adopted the amendments of ASU 2016-17, effective January 29, 2017. The adoption of ASU 2016-17 did not have an impact on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under previous practice, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted the amendments of ASU 2016-09, effective January 29, 2017. The Company has elected to recognize forfeitures as they occur and the cumulative effect adjustment of that change in accounting policy has a nominal impact on our Condensed Consolidated Financial Statements. The remaining provisions of ASU 2016-09 did not have a material impact on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted the amendments of ASU 2016-07 as of January 29, 2017 on a prospective basis. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-06 “Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related. Under previous practice, two divergent approaches developed. Under the first approach, the assessment of whether contingent put or call options are clearly and closely related to the debt host only requires an analysis of the four-step decision sequence of Accounting Standards Codification (“ASC”) 815-15-25-42. Under the second approach, in addition to the four-step decision sequence of ASC 815-15-2-42, some entities evaluate whether the ability to exercise the put or call options are triggered by the entities interest rates or credit risk. ASU 2016-06 clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of ASC 815-15-2-42. An entity should not assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. ASU 2016-06 does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company adopted the amendments of ASU 2016-06, effective January 29, 2017. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered. Entities may adopt the guidance prospectively or use a modified retrospective approach. The Company adopted the amendments of ASU 2016-05, effective January 29, 2017. The adoption of ASU 2016-05 did not have an impact on our Condensed Consolidated Financial Statements.

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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, implementation and operation of our new e-commerce platform, marketing strategies, the availability of adequate financing, ability to repatriate cash from our foreign operations, ability to distribute cash from our operating subsidiaries to their parent entities, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws including tax that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended April 29, 2017. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: June 13, 2017	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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