Form 10-Q
period 2017-07-29
TOYS R US INC
filed 2017-09-27
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

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
As of September 26, 2017, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$308	$566	$420
Accounts and other receivables	242	255	279
Merchandise inventories	2,597	2,476	2,513
Prepaid expenses and other current assets	112	92	132
Total current assets	3,259	3,389	3,344
Property and equipment, net	3,032	3,067	3,106
Goodwill	64	64	64
Deferred tax assets	24	129	103
Restricted cash	60	54	52
Other assets	197	205	238
Total Assets	$6,636	$6,908	$6,907

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,404	$1,695	$1,359
Accrued expenses and other current liabilities	831	897	863
Income taxes payable	11	27	36
Current portion of long-term debt	3,176	119	80
Total current liabilities	5,422	2,738	2,338
Long-term debt	2,020	4,642	5,216
Deferred tax liabilities	39	75	73
Deferred rent liabilities	343	342	343
Other non-current liabilities	246	271	242
Temporary equity	—	132	119
Total stockholders’ deficit	(1,434)	(1,292)	(1,424)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,636	$6,908	$6,907
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$2,172	$2,282	$4,378	$4,601
Cost of sales	1,395	1,420	2,818	2,893
Gross margin	777	862	1,560	1,708
Selling, general and administrative expenses	698	783	1,477	1,588
Depreciation and amortization	75	84	150	164
Other income, net	(38)	(23)	(55)	(55)
Total operating expenses	735	844	1,572	1,697
Operating earnings (loss)	42	18	(12)	11
Interest expense	(122)	(102)	(229)	(225)
Interest income	—	—	1	1
Loss before income taxes	(80)	(84)	(240)	(213)
Income tax expense	85	9	88	5
Net loss	(165)	(93)	(328)	(218)
Less: Net earnings attributable to noncontrolling interest	1	2	2	3
Net loss attributable to Toys “R” Us, Inc.	$(166)	$(95)	$(330)	$(221)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(165)	(93)	$(328)	$(218)
Other comprehensive income, net of tax
Foreign currency translation adjustments	50	7	54	75
Unrealized actuarial (losses) gains	(1)	2	(2)	2
Unrealized loss on hedged transactions	—	—	(1)	—
Total other comprehensive income, net of tax	49	9	51	77
Comprehensive loss, net of tax	(116)	(84)	(277)	(141)
Less: Comprehensive income attributable to noncontrolling interest	1	2	2	3
Comprehensive loss attributable to Toys “R” Us, Inc.	$(117)	$(86)	$(279)	$(144)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016
Cash Flows from Operating Activities:
Net loss	$(328)	$(218)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	150	164
Unrealized loss on derivatives	19	7
Amortization and write-off of debt issuance costs and debt discount	17	17
Deferred income taxes	76	4
Unrealized gains on foreign exchange	(6)	(9)
Other	11	10
Changes in operating assets and liabilities:
Accounts and other receivables	27	3
Merchandise inventories	(70)	(200)
Prepaid expenses and other operating assets	(16)	(12)
Accounts payable, Accrued expenses and other liabilities	(439)	(531)
Income taxes payable, net	(21)	(28)
Net cash used in operating activities	(580)	(793)
Cash Flows from Investing Activities:
Capital expenditures	(71)	(95)
Proceeds from sales of assets	1	2
Increase in restricted cash	(3)	(2)
Net cash used in investing activities	(73)	(95)
Cash Flows from Financing Activities:
Long-term debt borrowings	630	748
Long-term debt repayments	(250)	(132)
Short-term debt borrowings, net	5	6
Capitalized debt issuance costs	—	(3)
Distribution to noncontrolling interest	—	(12)
Net cash provided by financing activities	385	607
Effect of exchange rate changes on Cash and cash equivalents	10	21
Cash and cash equivalents:
Net decrease during period	(258)	(260)
Cash and cash equivalents at beginning of period	566	680
Cash and cash equivalents at end of period	$308	$420
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)	$—	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(221)	—	(221)	—	(221)
Total other comprehensive income, net of tax	—	—	—	—	77	77	—	77
Stock compensation expense	—	—	3	—	—	3	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)	—	(18)
Balance, July 30, 2016	49	$—	$70	$(1,301)	$(193)	$(1,424)	$—	$(1,424)

Balance, January 28, 2017	49	$—	$72	$(1,124)	$(240)	$(1,292)	$—	$(1,292)
Net (loss) earnings	—	—	—	(330)	—	(330)	2	(328)
Total other comprehensive income, net of tax	—	—	—	—	51	51	—	51
Stock compensation expense	—	—	3	—	—	3	—	3
Reclassification from Temporary Equity	—	—	—	—	—	—	132	132
Adjustment of noncontrolling interest	—	—	—	68	—	68	(68)	—
Balance, July 29, 2017	49	$—	$75	$(1,386)	$(189)	$(1,500)	$66	$(1,434)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of July 29, 2017, January 28, 2017 and July 30, 2016, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended July 29, 2017 and July 30, 2016, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2017, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The results of operations for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 are not necessarily indicative of operating results for the full year.
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
Subsequent Events
On August 21, 2017, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”), a subsidiary of the Company, entered into a sale-leaseback arrangement for its corporate resource center and distribution center for gross proceeds of CAD $76 million ($60 million as of August 21, 2017). Pursuant to the lease agreement, the initial minimum lease term is 15 years with five additional 5-year extension terms. In accordance with Accounting Standards Codification (“ASC”) 840-40, the leaseback period, including the fixed renewal options, constitutes continuing involvement with the associated property. Due to this continuing involvement, we recorded a financing obligation for the proceeds received and will defer the recognition of the gain.
Bankruptcy Filing
As discussed further in Note 2 entitled “Subsequent Event - Bankruptcy Filing,” on September 18, 2017 (the “Petition Date”), the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division (“Bankruptcy Court”). See Note 3 entitled “Short-term borrowings and long-term debt” for a discussion of debtor-in-possession financing.

2. Subsequent Event - Bankruptcy Filing
Chapter 11 Proceedings
On the Petition Date, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases. The Debtors’ Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Toys “R” Us, Inc., et al., Case No. 12-34665 (KLP). Documents and other information related to the Chapter 11 Proceedings is available free of charge online at https://cases.primeclerk.com/toysrus/.

Operation and Implications of the Chapter 11 Cases
The accompanying Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (the “DIP Financing”) described below, the development of, and the Bankruptcy Court's approval of, a Chapter 11 plan and our ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
As a result of the Chapter 11 cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The filing of the Chapter 11 petitions constituted an event of default with respect to certain of our existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Financing and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Financial Statements.
Financing During the Chapter 11 Cases
See Note 3 entitled “Short-term borrowings and long-term debt” for discussion of the DIP Financing, which provides up to $3,125 million in senior secured, super-priority financing, subject to the terms, conditions, and priorities set forth in the applicable definitive documentation and orders of the Bankruptcy Court.
Significant Bankruptcy Court Actions
On September 19, 2017 at the first-day hearings of the Chapter 11 cases, the Bankruptcy Court issued certain interim and final orders relating to the Debtors’ businesses. These orders authorized the Debtors to, among other things, enter into the DIP Financing (described in Note 3 entitled “Short-term borrowings and long-term debt”), pay certain pre-petition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set October 10, 2017 as the date for the second-day hearings in the Chapter 11 cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters.
These orders are significant because they allow us to operate our businesses in the normal course.

3. Short-term borrowings and long-term debt
Pre-Petition short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of July 29, 2017, January 28, 2017 and July 30, 2016 is outlined in the table below:

(In millions)	July 29, 2017	January 28, 2017	July 30, 2016
Short-term borrowings
Asia JV uncommitted lines of credit	$5	$—	$6
Long-term debt
10.375% senior notes, due fiscal 2017 (1)	—	—	445
8.500% senior secured notes, due fiscal 2017 (2)	—	—	718
French real estate credit facility, due fiscal 2018	53	48	50
Incremental secured term loan facility, due fiscal 2018 (3)	124	125	127
Second incremental secured term loan facility, due fiscal 2018 (3)	62	62	63
Toys-Japan unsecured credit line, expires fiscal 2018	—	—	32
7.375% senior notes, due fiscal 2018 (1)	209	209	401
$1.85 billion secured revolving credit facility, expires fiscal 2019 (3)	845	465	649
Senior unsecured term loan facility, due fiscal 2019 (4)	847	874	872
Tranche A-1 loan facility, due fiscal 2019 (3)	273	272	271
Propco II mortgage loan, due fiscal 2019 (2)	488	489	—
Giraffe Junior mezzanine loan, due fiscal 2019 (5)	69	78	—
Secured term B-4 loan facility, due fiscal 2020 (3)	980	982	984
UK real estate credit facility, due fiscal 2020	339	323	340
European and Australian asset-based revolving credit facility, expires fiscal 2020	78	—	76
Toys-Japan 1.85%-2.18% loans, due fiscals 2019-2021	40	44	50
12.000% Taj senior secured notes, due fiscal 2021	578	577	—
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	177	179	181
Capital lease and other obligations	12	12	15
	5,196	4,761	5,296
Less: current portion	3,176	119	80
Total Long-term debt (7)	$2,020	$4,642	$5,216

(1)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(2)
Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”). TRU Propco II is a single-purpose entity and is a separate entity from the Company. The assets and credit of TRU Propco II and its direct parent Giraffe Junior Holdings, LLC (“Giraffe Junior”) are not available to satisfy the debts or other obligations of the Company or any affiliate.

(3)	Represents obligations of Toys “R” Us – Delaware, Inc. (“Toys-Delaware”).

(4)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(5)	Represents obligations of Giraffe Junior.

(6)	Represents obligations of the Parent Company and Toys-Delaware.

(7)	We may maintain derivative instruments on certain of our long-term debt. Refer to Note 4 entitled “Derivative instruments and hedging activities” for further details.

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
The amount of total net assets that were subject to such restrictions was $92 million as of July 29, 2017. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of July 29, 2017, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our Toys-Japan unsecured credit line through June 2018 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through December 2020. In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Asia JV uncommitted lines of credit, due on demand ($5 million at July 29, 2017)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$285 million ($37 million at July 29, 2017). As of July 29, 2017, we had $5 million of borrowings, which has been included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $27 million. The average interest rate on the drawn borrowings was 1.15% and 1.20% at July 29, 2017 and July 30, 2016, respectively.
Toys-Japan unsecured credit line, expires fiscal 2018 ($0 million at July 29, 2017)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes an unsecured loan commitment line of credit, “Tranche 2” due fiscal 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($85 million at July 29, 2017) and expires on June 29, 2018. As of July 29, 2017, we had no outstanding borrowings under Tranche 2, with $85 million of remaining availability. On June 30, 2017, Toys-Japan’s second unsecured loan commitment line of credit, “Tranche 1A” expired.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At July 29, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at July 29, 2017) of incremental availability.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($845 million at July 29, 2017)
Under our ABL Facility which expires on March 21, 2019 subject to an earlier springing maturity, we had outstanding borrowings of $845 million, a total of $93 million of outstanding letters of credit and excess availability of $439 million as of July 29, 2017. We were subject to a minimum excess availability covenant of $125 million, with remaining availability of $314 million in excess of the covenant at July 29, 2017. Availability was determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and credit card receivables and certain Canadian real estate less any applicable availability reserves, and generally peaks in the third quarter of our fiscal year.

European and Australian asset-based revolving credit facility, expires fiscal 2020 ($78 million at July 29, 2017)
The European ABL Facility, as amended, provides for a five-year £138 million ($181 million at July 29, 2017) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of July 29, 2017, we had outstanding borrowings of $78 million, with $29 million of remaining availability under the European ABL Facility.
Senior unsecured term loan facility, due fiscal 2019 ($847 million at July 29, 2017)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $29 million on May 9, 2017.
Giraffe Junior mezzanine loan, due fiscal 2019 ($69 million at July 29, 2017)
The Giraffe Junior mezzanine loan due fiscal 2019 required TRU Propco II to make principal repayments of (i) available excess cash flow, (ii) escrow refunds and (iii) excess release proceeds, each as defined in the Giraffe Junior mezzanine loan agreement, following payment of monthly debt service and required reserves under the Propco II mortgage loan and Giraffe Junior mezzanine loan. During the thirteen and twenty-six weeks ended July 29, 2017, Giraffe Junior made prepayments of $6 million and $11 million, respectively, related to available excess cash flow.
Subsequent Event - Debtor-in-Possession Financing
Debtor-in-Possession Credit Facilities
We have received binding commitments and agreements to participate, subject to certain customary conditions, for approximately $3,125 million of post-petition financing consisting of (i) $1,850 million of revolving commitments under our proposed ABL/FILO debtor-in-possession financing (the “ABL/FILO DIP Facility”), (ii) $450 million of “first in last out” term loan financing under the ABL/FILO DIP Facility, (iii) $450 million of term loan financing under our proposed term debtor-in-possession financing (the “Term DIP Facility” and, together with the ABL/FILO DIP Facility, the “DIP Facilities”) and (iv) $375 million Senior Secured ABL DIP Notes (the “DIP Notes” and together with the DIP Facilities, the “DIP Financing”).
On September 20, 2017, the Bankruptcy Court approved an interim order authorizing the Debtors to pay certain fees related to the DIP Facilities in accordance with the applicable commitment and fee letters.
ABL/FILO DIP Facility
The ABL/FILO DIP Facility is governed by the Superpriority Debtor-In-Possession Credit Agreement (the “ABL/FILO DIP Credit Agreement”), by and among Toys-Delaware, certain additional Debtors party thereto, the lenders that are party thereto from time to time and an administrative and collateral agent.
The ABL/FILO DIP Facility will mature on the sixteenth month after the closing date of the ABL/FILO DIP Facility.
The principal amounts outstanding under the ABL/FILO DIP Facility will bear interest, with respect to the US borrowings, based on applicable LIBOR, prime rate or federal funds rates plus applicable margins and with respect to Canadian borrowings, based on applicable BA Rate, Canadian Prime Rate or Bank of Canada Overnight Rate plus applicable margins as set forth in the ABL/FILO Facility. The ABL/FILO Facility also will provide for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available ABL/FILO Facility.
The obligations under the ABL/FILO DIP Facility will be secured by (i) a superpriority claim over the Avoidance Actions (as defined under the ABL/FILO DIP Facility), (ii) a third priority lien on all of the collateral of the domestic loan parties, (iii) a first priority senior priming lien on all pre- and post-petition collateral of the domestic loan parties of the same type, scope and nature as the collateral under the that certain Amended and Restated Credit Agreement, dated as of August 24, 2010 (as amended, amended and restated, supplemented or otherwise modified from time to time prior to the Petition Date, the “Pre-petition Term Loan Agreement”), by and among Toys-Delaware, as borrower, certain of its subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto, in each case subject to certain exceptions set forth in the ABL/FILO DIP Facility, (iv) a junior lien on all of the collateral of the domestic loan parties, subject to non-avoidable liens in existence at the time of the commencement of the Chapter 11 cases or valid liens in existence at the time of such commencement and (v) in the case of Toys-Canada, a superpriority lien on all property of Toys-Canada.
The ABL/FILO DIP Facility will provide for affirmative and negative covenants applicable to the Debtors, including affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the ABL/FILO DIP Facility, and negative covenants restricting the Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the ABL/FILO DIP Facility.

Our ability to borrow under the ABL/FILO DIP Facility will be subject to the satisfaction of certain customary conditions precedent set forth therein.
The ABL/FILO DIP Facility will provide for certain usual and customary events of default for financings of this type, including non-payment of obligations, defaults under covenants, breaches of representations and warranties, cross-defaults to other indebtedness, attachment defaults, judgment defaults, failure to comply with ERISA rules and regulations, invalidity of collateral documents, change of control, invalidity of pre-petition loan documents and the occurrence of any number of adverse actions or consequences in any of the Chapter 11 cases. Upon the existence of an event of default, the ABL/FILO DIP Facility will provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.
The foregoing summary of the ABL/FILO DIP Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the ABL/FILO DIP Credit Agreement, which is filed herewith as Exhibit 10.1 and incorporated by reference herein.
DIP Term Loan
The Term DIP Facility is governed by a Debtor in Possession Credit Agreement (the “Term DIP Credit Agreement”), by and among Toys-Delaware, as borrower, certain of the other Debtors party thereto, (together with the Borrower, the “DIP Term Loan Parties”), NexBank SSB, administrative agent and collateral agent, and the lenders from time to time party thereto.
The Term DIP Facility will mature sixteen months after the closing date of the Term DIP Facility, subject to certain Bankruptcy-related events.
The principal amounts outstanding under the Term DIP Facility will bear interest at either (i) the base rate plus a margin of 7.75% or (ii) the Eurodollar rate plus a margin of 8.75%. The obligations under the Term DIP Facility will be secured by, subject to certain exceptions and limitations, (i) a first priority priming lien with respect to the collateral pledged under the Pre-petition Term Loan Agreement, (ii) a first lien on property of the DIP Term Loan Parties of the same type, scope and nature as under the Pre-petition Term Loan Agreement that is unencumbered as of the Petition Date, (iii) a junior lien with respect to the property of the DIP Term Loan Parties that is of the same nature, scope and type as the collateral pledged under the ABL/FILO DIP Facility and was secured prior to the Petition Date and (iv) a first priority lien on the property of Wayne Real Estate Company, LLC.
The Term DIP Facility will provide for affirmative and negative covenants applicable to the Debtors, including affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the Term DIP Facility, and negative covenants restricting the Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the Term DIP Facility. Our ability to borrow under the Term DIP Facility will be subject to the satisfaction of certain customary conditions precedent set forth therein.
The Term DIP Facility will provide for certain usual and customary events of default for financings of this type, including non-payment of obligations, defaults under covenants, breaches of representations and warranties, cross-defaults to other indebtedness, judgment defaults, failure to comply with ERISA rules and regulations, invalidity of the loan documents, change of control and the occurrence of any number of adverse actions or consequences in any of the Chapter 11 cases against Debtors. Upon the existence of an event of default, the Term DIP Facility will provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.
The foregoing summary of the Term DIP Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the Term DIP Credit Agreement, which is filed herewith as Exhibit 10.2 and incorporated by reference herein.
Debtor-in-Possession Notes Financing
In connection with the Bankruptcy Filing, TRU Taj LLC and TRU Taj Finance, Inc., as the issuers (the “TRU Taj Issuers”) entered into a Note Purchase Agreement (the “DIP Notes Purchase Agreement”) with certain holders (the “Consenting Holders”) of the TRU Taj Issuers’ 12.000% Senior Secured Notes due 2021 (the “Existing TAJ Notes”), pursuant to which such Consenting Holders committed to provide debtor-in-possession financing consisting of $375 million aggregate principal amount of 11.00% DIP Notes.
On September 20, 2017, the Bankruptcy Court entered an interim order with respect to the issuance of the DIP Notes and the payment of related fees, and on September 22, 2017, the DIP Notes were issued under an Indenture (the “DIP Notes Indenture” and, together with the DIP Notes Purchase Agreement, the “DIP Notes Documents”), by and among the TRU Taj Issuers, the

Company, as a guarantor, certain additional subsidiaries of the Company party thereto, as guarantors (collectively with the Company, the “DIP Notes Guarantors”) and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.
The net proceeds of the issuance and sale of the DIP Notes were funded into escrow; provided that $96 million of the proceeds of the DIP Notes was disbursed immediately to the Debtors to (i) fund the operations and administration of the TRU Taj Issuers and non-Debtor subsidiaries, (ii) pay fees, costs and expenses and (iii) engage in on-lending transactions to non-Debtor subsidiaries of the Company, in each case, subject to the terms and conditions of the Bankruptcy Court’s interim order, the DIP Notes Purchase Agreement and the DIP Notes Indenture. An additional $35 million of the proceeds of the issuance and sale of the DIP Notes will be disbursed to the TRU Taj Issuers upon satisfactions of certain terms and conditions in the DIP Note Purchase Agreement, including, among other things, entry of the final order of the Bankruptcy Court approving the DIP Notes financing, for use in connection with the working capital needs of the TRU Taj Issuers’ and their restricted subsidiaries during the 2017 holiday season. The release of the remaining proceeds of the purchase and sale of the DIP Notes to the TRU Taj Issuers is subject to certain terms and conditions in the Notes Purchase Agreement and the interim order, including, among other things, (i) granting a security interest in the collateral of certain non-Debtor European subsidiaries of the Company, including obligors under the European ABL Facility and (ii) an order of the Bankruptcy Court approving the assumption of certain intellectual property licenses. $50 million of the proceeds of the issuance and sale of the DIP Notes will be disbursed for the prepayment of the French real estate credit facility, due fiscal 2018.
The DIP Notes are the sixteen-month senior secured superpriority obligations of the Company and the DIP Notes Guarantors and, subject to the entry of the final order approving the DIP Notes financing and certain exceptions described more fully in the DIP Notes Documents and the interim order approving the DIP Notes, will be secured by (i) a priming first priority senior security interest in the pre-petition collateral of the TRU Taj Issuers and the DIP Notes Guarantors and (ii)(A) a second priority security interest on the assets of the Company’s non-Debtor European subsidiaries party to the European ABL Facility, (B) a first priority security interest in the property and assets of Toys “R” Us Iberia Real Estate S.L.U. and its subsidiaries and (C) second priority security interest in the property and assets of Toys “R” Us France Real Estate SAS.
Interest on the DIP Notes accrues at the rate of 11.00%, payable monthly. The proceeds of the DIP Notes shall be used solely (i) to pay interest on the Existing TAJ Notes and the DIP Notes, (ii) for working capital and general corporate purposes of the TRU TAJ Issuers and their subsidiaries materially consistent with the interim order and (iii) to pay fees, costs and expenses incurred in connection with the issuance of the DIP Notes and other administration costs incurred in connection with the Chapter 11 cases and claims or amounts approved by the Bankruptcy Court.
The terms of the DIP Notes contain numerous covenants imposing financial and operating restrictions on the TRU Taj Issuers and the DIP Notes Guarantors. These covenants include a minimum EBITDA covenant, restrictions on the Taj Issuers’ ability and certain of their restricted subsidiaries to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates, in each case except as permitted by the DIP Notes Indenture.
The foregoing summary of the DIP Notes Indenture does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the DIP Notes Indenture, which is filed herewith as Exhibit 10.3 and incorporated by reference herein.

4. Derivative instruments and hedging activities
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value and we do not offset assets and liabilities with the same counterparty. We recognize the changes in fair value as unrealized gains and losses. The recognition of these gains or losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, we may designate a derivative as a hedge for a particular exposure.
Interest Rate Contracts
As of July 29, 2017 and January 28, 2017, we had two interest rate caps designated as cash flow hedges. As of July 30, 2016, we had one interest rate cap designated as a cash flow hedge. No material ineffectiveness was recorded for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.

Foreign Exchange Contracts
As of July 29, 2017, January 28, 2017 and July 30, 2016, we had foreign currency forward contracts to economically hedge the U.S. Dollar merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.
As of July 29, 2017, January 28, 2017 and July 30, 2016, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $6 million, $1 million and $4 million, respectively.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016
Derivatives designated as cash flow hedges:
Beginning balance	$2	$1
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	(1)	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$1	$1
The following table sets forth the impact of derivatives on Interest expense in our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Derivatives not designated for hedge accounting:
Gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$11	$3	$—	$1
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(14)	7	(14)	(8)
Total Interest expense	$(3)	$10	$(14)	$(7)

(1)
Gains (losses) related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017		January 28, 2017		July 30, 2016
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$53	$—	$—	$—	$—	$—
Other assets	508	—	560	1	51	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	174	2	229	7	138	3
Accrued expenses and other current liabilities	376	(15)	226	(2)	242	(9)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	227	2	229	7	138	3
Other assets	508	—	560	1	51	—
Total derivative assets (1)	$735	$2	$789	$8	$189	$3

Accrued expenses and other current liabilities	376	(15)	226	(2)	242	(9)
Total derivative liabilities (1)	$376	$(15)	$226	$(2)	$242	$(9)

(1)	Refer to Note 5 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

5. Fair value measurements
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

The tables below present our assets and liabilities measured at fair value on a recurring basis as of July 29, 2017, January 28, 2017 and July 30, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 29, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total assets	$—	$2	$—	$2
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$15	$—	$15
Total liabilities	$—	$15	$—	$15

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	7	—	7
Total assets	$—	$8	$—	$8
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 30, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total assets	$—	$3	$—	$3
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	9	—	9
Total liabilities	$—	$9	$—	$9
For the periods ended July 29, 2017, January 28, 2017 and July 30, 2016, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the twenty-six weeks ended July 29, 2017 and July 30, 2016. The tables below present our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at July 29, 2017 and July 30, 2016. As of July 29, 2017 and July 30, 2016, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 29, 2017	—	—	—
Long-lived assets held and used	3	1	2
Balance, July 29, 2017	$3	$1	$2

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 30, 2016	—	—	—
Long-lived assets held and used	1	—	1
Balance, July 30, 2016	$1	$—	$1

Other Financial Instruments
The fair values of our Long-term debt including current portions are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt. The table below presents the carrying values and fair values of our Long-term debt including current portion as of July 29, 2017, January 28, 2017 and July 30, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

	Pre-Petition Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 29, 2017	$5,196	$4,989	$204	$2,645	$2,140
January 28, 2017	4,761	4,560	204	2,679	1,677
July 30, 2016	5,296	5,130	1,521	2,188	1,421
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

6. Income taxes
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Loss before income taxes	$(80)	$(84)	$(240)	$(213)
Income tax expense	85	9	88	5
Effective tax rate	(106.3)%	(10.7)%	(36.7)%	(2.3)%
The effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate was (36.7)% for the twenty-six weeks ended July 29, 2017 compared to (2.3)% for the same period last year. The difference between our effective tax rates was primarily due to a $75 million change in valuation allowances established against the Company's deferred tax assets as a result of the Company’s going concern uncertainty.

7. Segments
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

The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Baby	43.8%	45.2%	45.3%	47.1%
Core Toy	15.6%	14.2%	15.4%	14.0%
Entertainment	4.4%	4.6%	5.2%	5.1%
Learning	17.6%	17.8%	17.9%	17.8%
Seasonal	17.8%	17.3%	15.6%	15.4%
Other (1)	0.8%	0.9%	0.6%	0.6%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Baby	25.4%	26.6%	25.7%	26.7%
Core Toy	21.3%	20.1%	21.1%	20.4%
Entertainment	5.6%	4.9%	6.2%	5.1%
Learning	26.8%	27.3%	27.6%	28.1%
Seasonal	20.1%	20.2%	18.6%	18.8%
Other (1)	0.8%	0.9%	0.8%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial information by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales
Domestic	$1,285	$1,377	$2,651	$2,835
International	887	905	1,727	1,766
Net sales	$2,172	$2,282	$4,378	$4,601
Gross margin
Domestic	$415	$489	$874	$1,004
International	362	373	686	704
Gross margin	$777	$862	$1,560	$1,708
Operating earnings (loss)
Domestic	$18	$60	$47	$127
International	46	41	46	51
Corporate and other	(22)	(83)	(105)	(167)
Operating earnings (loss)	42	18	(12)	11
Interest expense	(122)	(102)	(229)	(225)
Interest income	—	—	1	1
Loss before income taxes	$(80)	$(84)	$(240)	$(213)

(In millions)	July 29, 2017	January 28, 2017	July 30, 2016
Merchandise inventories
Domestic	$1,703	$1,708	$1,626
International	894	768	887
Merchandise inventories	$2,597	$2,476	$2,513

8. Litigation and legal proceedings
On September 18, 2017, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code.

9. Related party transactions
Sponsor Advisory Agreement
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Private Equity, L.P., Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, August 29, 2014, June 1, 2015 and December 1, 2015 (“Advisory Agreement”). The term of the Advisory Agreement is currently a one-year renewable term unless we or the Sponsors provide notice of termination to the other. Management and advisory fees (the “Advisory Fees”) are $6 million per annum.
We recorded Advisory Fees of $1 million for each of the thirteen weeks ended July 29, 2017 and July 30, 2016. We recorded Advisory Fees of $3 million for each of the twenty-six weeks ended July 29, 2017 and July 30, 2016. During each of the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, the Sponsors charged us for out-of-pocket expenses, which were nominal.
Subsequent Event
Pursuant to the Consent Agreement (the “Consent Agreement”), effective as of August 31, 2017, the Sponsors agreed that the Advisory Fees due to such Sponsors under the Advisory Agreement will be deferred and the Company will not be required to pay such Advisory Fees until the earlier of (i) the date specified in writing by the Sponsors and (ii) August 31, 2018.
Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. The Sponsors did not own any of our debt during the thirteen and twenty-six weeks ended July 29, 2017. During the thirteen and twenty-six weeks ended July 30, 2016, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were nominal and $1 million during the thirteen and twenty-six weeks ended July 30, 2016, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million for each of the thirteen weeks ended July 29, 2017 and July 30, 2016, and $5 million and $4 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million for each of the thirteen weeks ended July 29, 2017 and July 30, 2016, and $1 million for each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

10. Dispositions
During the thirteen and twenty-six weeks ended July 29, 2017, we sold certain properties and assets for proceeds of $1 million, resulting in net gains of less than $1 million. Net gains on sales are included in Other income, net on our Condensed Consolidated Statements of Operations.

11. Accumulated other comprehensive loss
Total other comprehensive income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	$(181)	$1	$(22)	$(202)
Change	7	—	2	9
Balance, July 30, 2016	$(174)	$1	$(20)	$(193)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 28, 2017	$(210)	$2	$(32)	$(240)
Change	4	(1)	(1)	2
Balance, April 29, 2017	$(206)	$1	$(33)	$(238)
Change	50	—	(1)	49
Balance, July 29, 2017	$(156)	$1	$(34)	$(189)

12. Recent accounting pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 “Derivatives and Hedging (Topic 815)” (“ASU 2017-12”). The amendments of ASU 2017-12 expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2017-12 will have on our Condensed Consolidated Financial Statements.
In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on our Condensed Consolidated Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December, FASB issued ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-20 provides update to ASC 606, “Revenue from Contracts with Customers,” which will allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. While the Company is continuing to assess all of the potential impacts of the new standard, we generally anticipate having substantially similar performance obligations under the amended guidance. The Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The Company is planning to adopt this standard as of the first day of fiscal 2018 (February 4, 2018) under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

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

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of July 29, 2017, there were 1,697 operated and 257 licensed “R” Us branded retail stores worldwide. Our Domestic and International segments also include their respective e-commerce operations.

Voluntary Reorganization Under Chapter 11
On the Petition Date, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.
In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Exclusivity; Plan of Reorganization
Under the Bankruptcy Code, we currently have the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the Petition Date, and to solicit acceptances of such plan through and including 180 days after the Petition Date. These deadlines may be extended with the approval of the Bankruptcy Court.
We plan to emerge from our Chapter 11 cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.
Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.
Ability to Continue as a Going Concern
The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.
DIP Financing
See Note 3 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for discussion of the DIP Financing, which provides up to $3,125 million in senior secured, super-priority financing.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and twenty-six weeks ended July 29, 2017 compared to the thirteen and twenty-six weeks ended July 30, 2016:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$2,172	$2,282	$4,378	$4,601
Same store sales	(4.4)%	0.5%	(4.3)%	0.7%
Gross margin	$777	$862	$1,560	$1,708
Gross margin as a percentage of Net sales	35.8%	37.8%	35.6%	37.1%
Selling, general and administrative expenses (“SG&A”)	$698	$783	$1,477	$1,588
SG&A as a percentage of Net sales	32.1%	34.3%	33.7%	34.5%
Net loss attributable to Toys “R” Us, Inc.	$(166)	$(95)	$(330)	$(221)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$73	$121	$117	$200

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA.”

Second quarter 2017 financial highlights:

•	Net sales decreased by $110 million compared to the prior year, primarily due to a decline in Domestic same store sales.

•	Consolidated same store sales decreased by 4.4 percentage points as a result of declines in both our Domestic and International segments.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) declined in both our Domestic and International segments.

•	SG&A decreased by $85 million primarily due to a decline in payroll expenses.

•	Net loss attributable to Toys “R” Us, Inc. increased by $71 million.
Year-to-date 2017 financial highlights:

•	Net sales decreased by $223 million compared to the prior year period, primarily due to a decline in Domestic same store sales.

•	Consolidated same store sales decreased by 4.3 percentage points as a result of declines in both our Domestic and International segments.

•	Gross margin rate declined in our Domestic segment, while International remained relatively consistent with the prior year period.

•	SG&A decreased by $111 million primarily due to declines in payroll expenses and professional fees.

•	Net loss attributable to Toys “R” Us, Inc. increased by $109 million.

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
The changes in our same store sales for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017 vs. 2016	July 30, 2016 vs. 2015	July 29, 2017 vs. 2016	July 30, 2016 vs. 2015
Domestic	(6.8)%	0.0%	(6.5)%	0.1%
International	(0.7)%	1.2%	(0.6)%	1.8%
Toys “R” Us - Consolidated	(4.4)%	0.5%	(4.3)%	0.7%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Baby	43.8%	45.2%	45.3%	47.1%
Core Toy	15.6%	14.2%	15.4%	14.0%
Entertainment	4.4%	4.6%	5.2%	5.1%
Learning	17.6%	17.8%	17.9%	17.8%
Seasonal	17.8%	17.3%	15.6%	15.4%
Other (1)	0.8%	0.9%	0.6%	0.6%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Baby	25.4%	26.6%	25.7%	26.7%
Core Toy	21.3%	20.1%	21.1%	20.4%
Entertainment	5.6%	4.9%	6.2%	5.1%
Learning	26.8%	27.3%	27.6%	28.1%
Seasonal	20.1%	20.2%	18.6%	18.8%
Other (1)	0.8%	0.9%	0.8%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

Store Type	Domestic		International		Toys “R” Us - Consolidated
	July 29, 2017	July 30, 2016	July 29, 2017 (1)	July 30, 2016	July 29, 2017	July 30, 2016
Traditional Toy	357	359	575	539	932	898
Side by Side	212	213	209	205	421	418
Baby	223	223	12	12	235	235
Long-Term Express	43	45	16	10	59	55
Outlet	50	35	—	—	50	35
Total Operated	885	875	812	766	1,697	1,641

Excluded from store count:
Licensed	—	—	257	246	257	246
Temporary Express	10	24	26	25	36	49

(1)	The net increase in International stores compared to the prior year is primarily due to 25 stores in China and Southeast Asia.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$(166)	$(95)	$(71)	$(330)	$(221)	$(109)
Net loss attributable to Toys “R” Us, Inc. increased by $71 million to $166 million for the thirteen weeks ended July 29, 2017, compared to $95 million for the same period last year. The increase was primarily due to an $85 million decline in Gross margin, a $76 million increase in Income tax expense and a $20 million increase in Interest expense. This was partially offset by a $109 million decrease in operating expenses driven by SG&A.
Net loss attributable to Toys “R” Us, Inc. increased by $109 million to $330 million for the twenty-six weeks ended July 29, 2017, compared to $221 million for the same period last year. The increase was primarily due to a $148 million decline in Gross margin and an $83 million increase in Income tax expense, partially offset by a reduction in SG&A of $111 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016
Domestic	$1,285	1,377	$(92)	(6.7)%	59.2%	60.3%
International	887	905	(18)	(2.0)%	40.8%	39.7%
Toys “R” Us - Consolidated	$2,172	$2,282	$(110)	(4.8)%	100.0%	100.0%
Net sales decreased by $110 million or 4.8%, to $2,172 million for the thirteen weeks ended July 29, 2017, compared to $2,282 million for the same period last year. Foreign currency translation decreased Net sales by $26 million for the thirteen weeks ended July 29, 2017.
Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores. Partially offsetting the decrease was an 8% increase in Consolidated e-commerce sales and an increase in International sales from new stores.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016
Domestic	$2,651	$2,835	$(184)	(6.5)%	60.6%	61.6%
International	1,727	1,766	(39)	(2.2)%	39.4%	38.4%
Toys “R” Us - Consolidated	$4,378	$4,601	$(223)	(4.8)%	100.0%	100.0%
Net sales decreased by $223 million or 4.8%, to $4,378 million for the twenty-six weeks ended July 29, 2017, compared to $4,601 million for the same period last year. Foreign currency translation decreased Net sales by $50 million for the twenty-six weeks ended July 29, 2017.
Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores. Partially offsetting the decrease was a 5% increase in Consolidated e-commerce sales and an increase in International sales from new stores.
Domestic
Net sales for our Domestic segment decreased by $92 million or 6.7%, to $1,285 million for the thirteen weeks ended July 29, 2017, primarily due to a decline in same store sales of 6.8%.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decline in our baby category was mainly due to infant care products, baby gear and consumables. The decline in our learning category was predominantly due to construction toys.
Net sales for our Domestic segment decreased by $184 million or 6.5%, to $2,651 million for the twenty-six weeks ended July 29, 2017, primarily due to a decline in same store sales of 6.5%.
The decrease in same store sales resulted primarily from decreases in our baby, learning and seasonal categories. The decline in our baby category was mainly due to baby gear, infant care products and infant bedding. The decline in our learning category was predominantly due to construction toys. The decline in our seasonal category was mainly due to outdoor products. Partially offsetting the decreases was an increase in our core toy category primarily in dolls.
International
Net sales for our International segment decreased by $18 million or 2.0%, to $887 million for the thirteen weeks ended July 29, 2017. Excluding a $26 million decrease from foreign currency translation, International Net sales improved by $8 million, primarily as a result of an increase in net sales from new stores, partially offset by a 0.7% decrease in same store sales, resulting from softness in our Europe and Canada markets.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decrease in our baby category was mainly due to infant care products and consumables. The decrease in our learning category was predominantly due to construction toys. Partially offsetting these decreases were increases in our core toy category, mainly resulting from action vehicles, and our entertainment category due to video game systems.
Net sales for our International segment decreased by $39 million or 2.2%, to $1,727 million for the twenty-six weeks ended July 29, 2017. Excluding a $50 million decrease from foreign currency translation, International Net sales improved by $11 million, primarily as a result of an increase in net sales from new stores, partially offset by a 0.6% decrease in same store sales, resulting from softness in our Europe and Canada markets.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decrease in our baby category was mainly due to consumables and infant care products. The decrease in our learning category was predominantly due to construction toys. Partially offsetting these decreases was an increase in our entertainment category due to video game systems.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	Change
Domestic	$415	$489	$(74)	32.3%	35.5%	(3.2)%
International	362	373	(11)	40.8%	41.2%	(0.4)%
Toys “R” Us - Consolidated	$777	$862	$(85)	35.8%	37.8%	(2.0)%
Gross margin decreased by $85 million to $777 million for the thirteen weeks ended July 29, 2017, compared to $862 million for the same period last year. Foreign currency translation decreased Gross margin by $10 million.
Gross margin rate decreased by 200 basis points for the thirteen weeks ended July 29, 2017, compared to the same period last year. The decrease in Gross margin rate was primarily due to our Domestic segment.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	Change
Domestic	$874	$1,004	$(130)	33.0%	35.4%	(2.4)%
International	686	704	(18)	39.7%	39.9%	(0.2)%
Toys “R” Us - Consolidated	$1,560	$1,708	$(148)	35.6%	37.1%	(1.5)%
Gross margin decreased by $148 million to $1,560 million for the twenty-six weeks ended July 29, 2017, compared to $1,708 million for the same period last year. Foreign currency translation decreased Gross margin by $20 million.
Gross margin rate decreased by 150 basis points for the twenty-six weeks ended July 29, 2017, compared to the same period last year. The decrease in Gross margin rate was mainly due to our Domestic segment.
Domestic
Gross margin decreased by $74 million to $415 million for the thirteen weeks ended July 29, 2017. Gross margin rate decreased by 320 basis points for the thirteen weeks ended July 29, 2017, compared to the same period last year.
Gross margin decreased by $130 million to $874 million for the twenty-six weeks ended July 29, 2017. Gross margin rate decreased by 240 basis points for the twenty-six weeks ended July 29, 2017, compared to the same period last year.
The decrease in Gross margin rate for the thirteen and twenty-six weeks ended July 29, 2017 resulted primarily from an increase in sales of products on promotion and our competitive pricing strategy, along with an increase in recorded inventory reserves.
International
Gross margin decreased by $11 million to $362 million for the thirteen weeks ended July 29, 2017. Foreign currency translation decreased Gross margin by $10 million. Gross margin rate decreased by 40 basis points for the thirteen weeks ended July 29, 2017, compared to the same period last year.
The decrease in Gross margin rate for the thirteen weeks ended July 29, 2017, resulted primarily from our competitive pricing strategy.
Gross margin decreased by $18 million to $686 million for the twenty-six weeks ended July 29, 2017. Foreign currency translation decreased Gross margin by $20 million. Gross margin rate remained relatively consistent for the twenty-six weeks ended July 29, 2017, compared to the same period last year.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Payroll and related benefits	40.7%	46.2%	43.5%	45.8%
Occupancy costs	36.4%	33.0%	34.0%	32.3%
Advertising and promotional expenses	7.2%	6.0%	7.2%	6.5%
Transaction fees (1)	3.5%	3.2%	3.3%	3.4%
Professional fees	2.5%	2.8%	2.4%	3.0%
Other (2)	9.7%	8.8%	9.6%	9.0%
Total	100%	100%	100%	100%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to transporting merchandise from distribution centers to stores, website hosting, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$698	$783	$(85)	32.1%	34.3%	(2.2)%
SG&A decreased by $85 million to $698 million for the thirteen weeks ended July 29, 2017, compared to $783 million for the same period last year. Foreign currency translation decreased SG&A by $9 million. As a percentage of Net sales, SG&A decreased by 220 basis points.
Excluding the impact of foreign currency translation, SG&A decreased by $76 million primarily due to a $75 million decline in payroll expenses, mainly attributable to the reversal of prior period incentive compensation charges and expense reduction initiatives.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$1,477	$1,588	$(111)	33.7%	34.5%	(0.8)%
SG&A decreased by $111 million to $1,477 million for the twenty-six weeks ended July 29, 2017, compared to $1,588 million for the same period last year. Foreign currency translation decreased SG&A by $18 million. As a percentage of Net sales, SG&A decreased by 80 basis points.
Excluding the impact of foreign currency translation, SG&A decreased by $93 million primarily due to a $78 million decline in payroll expenses, mainly attributable to the reversal of prior period incentive compensation charges and expense reduction initiatives which included a $12 million decline in professional fees as compared to the prior period.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$75	$84	$(9)	$150	$164	$(14)
Depreciation and amortization decreased by $9 million and $14 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to the same periods last year. The decrease for both periods was primarily due to fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	net gains on sales;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$38	$23	$15	$55	$55	$—
Other income, net increased by $15 million to $38 million for the thirteen weeks ended July 29, 2017, compared to $23 million for the same period last year. The increase was primarily due to a $16 million increase in unrealized gain on foreign exchange related to the re-measurement of the Tranche A-1 loan facility attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”).
Other income, net remained consistent for the twenty-six weeks ended July 29, 2017, compared to the same period last year.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$122	$102	$20	$229	$225	$4
Interest expense increased by $20 million and $4 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to the same periods last year. The increase was due to a $21 million and $6 million change in fair value of derivative contracts for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Toys “R” Us - Consolidated	$—	$—	$—	$1	$1	$—
Interest income remained consistent for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to the same periods last year.

Income Tax Expense
The following table summarizes our Income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Loss before income taxes	$(80)	$(84)	$(240)	$(213)
Income tax expense	85	9	88	5
Effective tax rate	(106.3)%	(10.7)%	(36.7)%	(2.3)%
The effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 were based on our forecasted effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate was (36.7)% for the twenty-six weeks ended July 29, 2017 compared to (2.3)% for the same period last year. The difference between our effective tax rates was primarily due to a $75 million change in valuation allowances established against the Company's deferred tax assets as a result of the Company’s going concern uncertainty.

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
Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss attributable to Toys “R” Us, Inc.	$(166)	$(95)	$(330)	$(221)

Add:
Income tax expense	85	9	88	5
Interest expense, net	122	102	228	224
Depreciation and amortization	75	84	150	164
EBITDA	116	100	136	172

Adjustments:
Severance	4	1	14	3
Certain transaction costs (a)	2	5	5	10
Impairment of long-lived assets	2	1	2	1
Store closure costs (b)	2	—	2	—
Sponsors’ management and advisory fees (c)	1	1	3	3
Net earnings attributable to noncontrolling interest	1	2	2	3
Compensation expense (d)	(40)	7	(37)	14
Foreign currency re-measurement (e)	(12)	4	(7)	(9)
Litigation (f)	(3)	—	(3)	4
Property losses, net of insurance recoveries (g)	—	—	—	(1)
Adjusted EBITDA (h)	$73	$121	$117	$200

(a)	Represents expenses associated with the transition of our U.S. e-commerce operations and other transaction costs.

(b)	Represents store closure costs, net of lease surrender income.

(c)	Represents the fees expensed to our Sponsors in accordance with the advisory agreement.

(d)
Represents the incremental compensation expense (benefit) related to certain one-time awards and modifications, net of forfeitures and reversals relating to certain officers’ awards based on performance targets.

(e)	Represents the unrealized (gain) loss on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada.

(f)	Represents certain litigation expenses and settlements recorded for legal matters.

(g)	Represents property losses and insurance claims recognized.

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

Liquidity and Capital Resources
Pre-Petition Overview
Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $845 million, a total of $93 million of outstanding letters of credit and excess availability of $439 million as of July 29, 2017. We were subject to a minimum excess availability covenant of $125 million, with remaining availability of $314 million in excess of the covenant at July 29, 2017. Availability was determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory among other assets, and generally peaks in the third quarter of our fiscal year. As of July 29, 2017, Toys “R” Us – Delaware, Inc. and its subsidiaries had total liquidity of $365 million, which included cash and cash equivalents of $51 million.
Toys “R” Us – Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes an unsecured loan commitment line, “Tranche 2” due fiscal 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($85 million at July 29, 2017). As of July 29, 2017, we had no outstanding borrowings under Tranche 2, with $85 million of remaining availability. On June 30, 2017, Toys-Japan’s second unsecured loan commitment line of credit, “Tranche 1A” expired. As of July 29, 2017, Toys-Japan had total liquidity of $123 million under committed facilities, which included cash and cash equivalents of $38 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At July 29, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($14 million at July 29, 2017) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($181 million at July 29, 2017) asset-based senior secured revolving credit facility. As of July 29, 2017, we had outstanding borrowings of $78 million, with $29 million of remaining availability under the European ABL Facility. As of July 29, 2017, Europe and Australia had total liquidity of $90 million, which included cash and cash equivalents of $61 million.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$285 million ($37 million at July 29, 2017). As of July 29, 2017, we had $5 million of borrowings and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $27 million.

Post-Petition Overview
The filing of the Bankruptcy Petitions constituted an event of default with respect to certain of our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to certain vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.
We have received binding commitments, subject to certain customary conditions, from certain institutions and funding parties for DIP Financing as discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.” The DIP Financing provides for $3,125 million in senior secured, super-priority financing. The Bankruptcy Court approved interim orders in September 2017 authorizing us to access interim relief in connection with the DIP Financing and to pay certain fees in connection with the DIP Financing, as described in more detail in Note 3 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.” We cannot be certain that the Bankruptcy Court will approve final orders authorizing entry into future DIP financing arrangements.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings.
Although the Company has obtained DIP financing, there are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. In addition, we must comply with the covenants of our DIP Financing in order to continue to access our borrowings thereunder. These covenants include, among other things, a minimum EBITDA covenant, restrictions on our ability to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliate, provide financial information, budgets and other information, in each case except as permitted by the applicable agreements governing our DIP Financing. We can provide no assurance that we will be able to comply with the covenants of our DIP Financing or secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.
Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

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
The following table presents our capital expenditures for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016
Information technology	$30	$36
Store improvements	14	20
New stores	9	9
Distribution centers	5	12
Other store-related projects (1)	13	18
Total capital expenditures	$71	$95

(1)	Includes remodels and other store updates.

Cash Flows

	26 Weeks Ended
(In millions)	July 29, 2017	July 30, 2016	Change
Net cash used in operating activities	$(580)	$(793)	$213
Net cash used in investing activities	(73)	(95)	22
Net cash provided by financing activities	385	607	(222)
Effect of exchange rate changes on Cash and cash equivalents	10	21	(11)
Net decrease during period in Cash and cash equivalents	$(258)	$(260)	$2
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased by $213 million to $580 million for the twenty-six weeks ended July 29, 2017, compared to $793 million for the twenty-six weeks ended July 30, 2016. The decrease was primarily due to a reduction in Domestic merchandise purchases and annual bonus payments, partially offset by a decline in operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $22 million to $73 million for the twenty-six weeks ended July 29, 2017, compared to $95 million for the twenty-six weeks ended July 30, 2016, primarily due to a $24 million decrease in capital expenditures.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $222 million to $385 million for the twenty-six weeks ended July 29, 2017, compared to $607 million for the twenty-six weeks ended July 30, 2016. The decrease was primarily due to a $236 million decrease in net long-term debt borrowings primarily under our revolving credit facilities.

Pre-Petition Debt
As of July 29, 2017, we had total indebtedness of $5.2 billion, of which $3.9 billion was secured indebtedness. During the twenty-six weeks ended July 29, 2017, there were no significant events that occurred with respect to our debt structure. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Subsequent Event - Bankruptcy Filing” and Note 3 entitled “Short-term borrowings and long-term debt” for further details regarding our pre-petition debt. The filing of the Bankruptcy Petitions constituted an event of default with respect to certain of our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, our “Strategic Pillars,” risks and uncertainties associated with Chapter 11 proceedings, harm to our business as a result of operating under Bankruptcy Court protection, an inability to obtain confirmation of a Chapter 11 plan of reorganization, difficulty in predicting our long-term liquidity requirements and the adequacy of our capital resources, volatility in our financial results as a result of Chapter 11 proceedings, claims that will not be discharged in Chapter 11 proceedings, which could have an adverse impact on our financial condition and results of operations, risks and uncertainties in the event we fail to comply with the requirements of our waiver and forbearance agreement with the Consenting Noteholders, increased levels of employee attrition as a result of Chapter 11 proceedings, the risk that our Chapter 11 cases may be converted to cases under Chapter 7 of the Bankruptcy Code, store openings, integration and remodeling, the development, implementation and integration of our e-commerce business, future financial or operational performance, projected sales for certain periods, same store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, access to trade credit, future financings, refinancings and debt repayments, estimates regarding future effective tax rates, future interest payments, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended July 29, 2017. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On September 18, 2017, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code.

Item 1A.	Risk Factors
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, except for the risk factors discussed more fully below and the information discussed elsewhere in this Form 10-Q that provides factual updates to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.
We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. In addition, we must comply with the covenants of our DIP Financing in order to continue to access our borrowings thereunder. These covenants include, among other things, a minimum EBITDA covenant, restrictions on our ability to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates, provide financial information, budgets and other information, in each case except as permitted by the applicable agreements governing our DIP Financing. We cannot assure you that we will be able to comply with the covenants of our DIP Financing or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Financing agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to September 18, 2017, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We must comply with the requirements of the waiver and forbearance agreement with the Consenting Noteholders in order for the waiver to continue to be effective.
Certain of our foreign subsidiaries that are not party to the Chapter 11 cases are guarantors (“Foreign Guarantors”) under the indenture governing the Existing Taj Notes (the “Existing Taj Notes Indenture”). In connection with the Bankruptcy Petition, we entered into a waiver and forbearance agreement (the “Waiver and Forbearance Agreement”) with the Consenting Noteholders whereby the Consenting Noteholders have agreed to (1) prospectively waive the event of default under the Existing Taj Notes Indenture triggered by the commencement of the Chapter 11 cases, the borrowings and other the DIP Facilities, and the failure by the TRU Taj Issuers to comply with the reporting covenant under the Existing Taj Notes Indenture (the “Specified Defaults”); (2) forbear from exercising any of the rights and remedies under Existing Taj Notes Indenture, related documents or applicable law against the TRU Taj Issuers or the Foreign Guarantors solely with respect to the Specified Defaults and (3) consent to the incurrence of the DIP Financing. In order for the Waiver and Forbearance Agreement to continue to be effective we must comply with the terms and conditions of the Waiver and Forbearance Agreement, including, among other things, requirements that:

•	the TRU Taj Issuers and the Foreign Guarantors move to assume certain intellectual property licenses within 21 calendar days of the Petition Date;

•	the Bankruptcy Court enters a final order authorizing the assumption of such intellectual property licenses 45 days from the Petition Date;

•	a final order of the Bankruptcy Court approving the issuance of the DIP Notes; certain adverse events in the operation of the Chapter 11 cases; and

•	an event of default under the Existing Taj Notes Indenture, the DIP Notes Indenture, the European ABL Facility or the DIP Facilities.
In the event we fail to satisfy aforementioned requirements or the other terms and conditions in the Waiver and Forbearance Agreement, the Waiver and Forbearance Agreement and the waiver regarding the Specified Defaults thereunder will no longer be effective. In such event, the indebtedness under the Existing Taj Notes Indenture would be accelerated and the Foreign Guarantors may have to seek bankruptcy protection. In addition, the termination of the Waiver and Forbearance Agreement is an immediate event of default under the DIP Notes Indenture.
We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 proceedings is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
The filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•	the Indenture governing our 7.375% senior notes due 2018;

•	the Indenture governing our 8.750% debentures due 2021;

•
the Third Amended and Restated Credit Agreement, dated as of March 21, 2014, among Toys “R” Us - Delaware, Inc., as the Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian Borrower, and certain other subsidiaries of Toys “R” Us - Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, as Canadian Agent and Co-Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent, and the Lenders named therein, Wells Fargo Bank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Bank of Montreal as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association and JPMorgan Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association, JPMorgan Securities, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Goldman Sachs Bank USA as Joint Bookrunners, as amended by the First Amendment, dated as of October 24, 2014 to the Third Amended and Restated Credit Agreement;

•
the Amended and Restated Credit Agreement (the “New Secured Term Loan”), dated as of August 24, 2010 by and among Toys “R” Us - Delaware, Inc., as Borrower, Banc of America, N.A., as Administrative Agent and as Collateral Agent, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as Syndication Agents, the Lenders named therein, Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Documentation Agents, Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Banc of America Securities LLC, J. P. Morgan Securities Inc., Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Bookrunning Managers, as amended by Amendment No. 1, dated as of September 20, 2010, to the New Secured Term Loan, Amendment No. 2, dated as of April 10, 2012, to the New Secured Term Loan, dated as of August 24, 2010 and Amendment No. 3, dated as of October 24, 2014, to the New Secured Term Loan, dated as of August 24, 2010;

•	Mezzanine Loan Agreement, dated November 3, 2016, between Giraffe Junior Holdings, LLC and certain funds managed by Brigade Capital Management, LP; and

•	the Loan Agreement, dated as of November 3, 2016, among Toys “R” Us Property Company II, LLC, Goldman Sachs Mortgage Company and Bank of America N.A.
As previously disclosed, subject to certain exceptions provided for in the Bankruptcy Code, the Chapter 11 filings automatically stayed all judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
Retention Bonus Agreements
On September 13, 2017, the board of directors (the “Board”) of the Company approved a form of retention bonus agreement (the “Retention Agreement”) and individual retention bonus amounts for the Company’s named executive officers, including: David A. Brandon, Chairman of the Board and Chief Executive Officer ($2,812,500); Michael J. Short, Executive Vice President – Chief Financial Officer ($600,000); Richard Barry, Executive Vice President – Global Chief Merchandising Officer ($450,000); Lance Wills, Executive Vice President – Global Chief Technology Officer ($412,500) and Andre Javes, President–Toys “R” Us, Asia Pacific ($325,125 based on the conversion rate on the date of payment of 1.0000 AUD = 0.78806 USD) (collectively, the “Named Executive Officers”). Pursuant to the Retention Agreement, each Named Executive Officer received a retention bonus, which was paid on or about September 14, 2017. Recipients are required to repay the retention bonus if the recipient’s employment terminates before September 13, 2018.

The foregoing summary of the form of Retention Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the form of Retention Bonus Agreement, which is filed herewith as Exhibit 10.4 and incorporated by reference herein.
Executive Compensation Change
On September 13, 2017, the Board approved an increase in the annual base salary of Mr. Michael J. Short, Executive Vice President – Chief Financial Officer, from $700,000 to $800,000. The increase in annual base salary was effective September 15, 2017.
Executive Incentive Plan
On September 13, 2017, the Board approved a cash-based Executive Incentive Plan for certain key employees. Pursuant to the Executive Incentive Plan, these key employees are expected to receive quarterly payments according to target percentages of their base salary based on the certain performance metrics established by the Board. The formal adoption of the Executive Incentive Plan is subject to the Bankruptcy Court’s approval.
Amendment No 3. to Stockholders’ Agreement
On September 13, 2017, the Company entered into Amendment No. 3 to the Stockholders’ Agreement, dated as of July 21, 2005 with the Sponsors and certain other investors, pursuant to which, among other things, the size of the Board was increased from eight to ten members, providing for an increase from one to three “independent directors” (as such term is defined in the Stockholder’s Agreement and having the meaning that such director is not an employee, partner, member, stockholder, agent or affiliate of any of the Sponsors). In addition, the Stockholders’ Agreement was amended to increase the maximum size of Board committees from three to six and to permit independent directors to serve on such committees.
The foregoing summary of Amendment No. 3 does not purport to be a complete description and is qualified in its entirety by reference to the complete text of Amendment No. 3, which is filed herewith as Exhibit 10.5 and incorporated by reference herein.
Appointment of New Independent Directors
On September 13, 2017, the Board approved an increase in the size of the Board from eight to ten members and appointed Alan B. Miller, Esq. and Mohsin Y. Meghji to serve as members of the Board, each as an independent director.
Mr. Miller, age 80, serves as the Special Counsel and Litigation Trustee of the Collins & Aikman Litigation Trust and as an independent director on more than a dozen boards of directors. Mr. Miller served as Senior Partner in the Business, Finance and Restructuring practice at Weil, Gotshal & Manges LLP until December 2005 and was its co-founder of Business Finance & Restructuring practice. Mr. Miller has concentrated in business reorganizations, including Chapter 11 reorganizations, out-of-court debt restructures, secured financings and investments in troubled companies for more than 30 years. Mr. Miller holds a J.D. from Boston College Law School and a B.A. from Trinity College.
Mr. Meghji, age 52, has been Founding Partner and Managing Partner at M-III Partners LLC since February 2014. Mr. Meghji served as President and Chief Executive Officer of Merit Life Insurance Co. and Yosemite Insurance Company Inc. from January 2012 to February 2014. Mr. Meghji serves as the Chief Restructuring Officer of Capmark Financial Group. Mr. Meghji has been Chief Executive Officer at M-III Acquisition Corp. since August 04, 2015. Mr. Meghji served as the Head of Strategy and Corporate Development and Executive Vice President at Springleaf Finance Corporation since January 2012. He served as the Executive Vice President and Head of Strategy at Springleaf Holdings, Inc. Mr. Meghji served as Senior Managing Director of C-III Capital Partners from October 2011 to January 2012. Prior to that, Mr. Meghji served as Principal and Managing Director of Loughlin Management Partners+Co from February 2002 to October 2011. For the majority of his career, Mr. Meghji has specialized in advising management, investors and creditors in relation to business restructurings in a variety of industries, including healthcare. Mr. Meghji graduated with a Bachelor’s degree in Business Administration from the Schulich School of Business of York University, Canada and has completed the Advanced Corporate Finance Program at the INSEAD Business School in France.
For their service as independent directors, Messrs. Miller and Meghji will be entitled to receive the compensation and other benefits the Company generally provides to its Independent Directors as described below.
In connection with the appointment of Messrs. Miller and Meghji to the Board, there are no arrangements or understandings between Messrs. Miller and Meghji and any other person pursuant to which either of Messrs. Miller and Meghji were selected as a director and there are no transactions in which either of Messrs. Miller and Meghji hold an interest requiring disclosure under Item 404(a) of Regulation S-K.

In addition to the foregoing, additional independent directors have been appointed to certain subsidiaries of the Company in connection with the Chapter 11 cases.
Amendment No .4 to Stockholder’s Agreement
On September 17, 2017, the Company entered into Amendment No. 4 to the Stockholders’ Agreement, dated as of July 21, 2005 with the Sponsors and certain other investors, pursuant to which, among other things and the size of the Board was increased from ten to eleven members and the number of Bain Designees (as defined the Stockholders’ Agreement) was increased from two to three.
The foregoing summary of Amendment No. 4 does not purport to be a complete description and is qualified in its entirety by reference to the complete text of Amendment No. 4, which is filed herewith as Exhibit 10.6 and incorporated by reference herein.
Appointment of New Director
On September 17, 2017, the Board approved an increase in the size of the Board from ten to eleven members and appointed John Belitsos to serve as a Bain Designee.
Mr. Belitsos, age 38, is a Principal at Bain Capital Private Equity, L.P. (“Bain Capital”). Prior to joining the Bain Capital investment team in 2005, Mr. Belitsos worked at Goldman Sachs where he focused primarily on mergers and acquisitions for companies in the technology, media, and telecommunications industries. Mr. Belitsos also is a current member of the board of directors of iHeartCommunications, Inc. and the Gymboree Corporation, and previously served as a board member of D&M Holdings, Inc. (Denon & Marantz). Mr. Belitsos holds an A.B. in Economics from Harvard College and an M.B.A. from Harvard Business School.
Except as described herein, there are no existing or currently proposed transactions to which the Company or any of its subsidiaries is a party and in which Mr. Belitsos has a direct or indirect material interest. There are no arrangements or understandings between Mr. Belitsos and any other person pursuant to which he was selected as a director.
Increase in Director Compensation
On September 13, 2017, the Board approved certain changes in the compensation paid to its independent directors, including Richard Goodman, who has served on the Board since October 2011 and Alan B. Miller, Esq. and Mohsin Y. Meghji, which were appointed on September 13, 2017 in connection with entry into Amendment No. 3. The Company’s independent directors will receive $200,000 per year, payable quarterly in advance. In addition, the Company’s independent directors will be compensated on a “per diem” basis at a rate of $5,000 in cash, for days on which such independent directors devote more than four hours outside of board meetings, for meetings or activities outside the scope of normal board duties. In accordance with the Company’s customary practice, the independent directors are expected be covered by the Company’s directors’ and officers’ insurance policy, in an amount and on terms as reasonably determined by each Board, which would require the Company to indemnify them against certain liabilities that may arise in connection with their status or service as a member of the Board.
Consent to Extension to Advisory Agreement
As described in Note 9 to our Condensed Consolidated Financial Statements entitled “Related Party Transactions,” pursuant to the Consent Agreement, effective as of August 31, 2017, the Sponsors agreed that the Advisory Fees due to such Sponsors under the Advisory Agreement will be deferred and the Company will not be required to pay such Advisory Fees until the earlier of (i) the date specified in writing by the Sponsors and (ii) August 31, 2018.
Waiver and Forbearance Agreement
On September 18, 2017, the Company, the TRU Taj Issuers, certain additional subsidiaries of the Company, and the Consenting Noteholders or investment managers or advisors of the Consenting Noteholders entered into the Waiver and Forbearance Agreement, as amended by Amendment No. 1, dated as of September 22, 2017 whereby the Consenting Noteholders have agreed to (1) prospectively waive the Specified Defaults; (2) forbear from exercising any of the rights and remedies under the existing Taj Notes Indenture, related documents or applicable law against the Foreign Guarantors solely with respect to the Specified Defaults and (3) consent to the incurrence of the DIP Financing.
The foregoing summary of each of the Waiver and Forbearance Agreement and Amendment No. 1 to the Waiver and Forbearance Agreement do not purport to be complete descriptions and are qualified in its entirety by reference to the complete text of the Waiver and Forbearance Agreement and Amendment No. 1 to the Waiver and Forbearance Agreement, which are filed herewith as Exhibits 10.7 and 10.8, respectively, and each are incorporated by reference herein.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: September 27, 2017	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Superpriority Debtor-In-Possession Credit Agreement, by and among Toys-Delaware, certain additional Debtors party thereto, the lenders that are party thereto from time to time and an administrative and collateral agent.

10.2
Debtor in Possession Credit Agreement, by and among Toys-Delaware, as borrower, certain of the other Debtors party thereto, NexBank SSB, administrative agent and collateral agent, and the lenders from time to time party thereto.

10.3
Indenture, dated as of September 22, 2017, among TRU Taj LLC, TRU Taj Finance, Inc., the Registrant, the other parent guarantors and guarantors party thereto and Wilmington Trust Society, FSB, as trustee and collateral trustee.

10.4	Form of Retention Bonus Agreement.

10.5
Amendment No. 3 to the Stockholders’ Agreement, dated as of September 13, 2017, among the Registrant (as successor to Toys “R” Us Holdings, Inc.), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005.

10.6
Amendment No. 4 to the Stockholders’ Agreement, dated as of September 17, 2017, among the Registrant (as successor to Toys “R” Us Holdings, Inc.), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005.

10.7
Waiver and Forbearance Agreement, dated September 18, 2017, by and among the Registrant, TRU Taj LLC, TRU Taj Finance, Inc., the guarantors party thereto and the beneficial holders or investment managers or advisors for such beneficial holders party thereto.

10.8
Amendment No. 1 to the Waiver and Forbearance Agreement, dated September 22, 2017, by and among the Registrant, TRU Taj LLC, TRU Taj Finance, Inc., the guarantors party thereto and the beneficial holders or investment managers or advisors for such beneficial holders party thereto.

10.9	Consent to Extension effective as of August 31, 2017 with respect to the Advisory Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document