Form 10-Q
period 2017-10-28
TOYS R US INC
filed 2017-12-19
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐
As of December 11, 2017, there were 49,353,943 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited Debtor-In-Possession)

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$432	$566	$420
Accounts and other receivables	282	255	301
Merchandise inventories	2,912	2,476	3,472
Prepaid expenses and other current assets	216	92	135
Total current assets	3,842	3,389	4,328
Property and equipment, net	2,842	3,067	3,074
Goodwill	64	64	64
Deferred tax assets	18	129	99
Restricted cash	313	54	49
Other assets	183	205	252
Total Assets	$7,262	$6,908	$7,866

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,153	$1,695	$2,107
Accrued expenses and other current liabilities	460	897	950
Income taxes payable	6	27	33
Current portion of long-term debt	95	119	70
Total current liabilities	1,714	2,738	3,160
Long-term debt	2,844	4,642	5,493
Deferred tax liabilities	38	75	79
Deferred rent liabilities	155	342	341
Other non-current liabilities	161	271	260
Total liabilities not subject to compromise	4,912	8,068	9,333
Liabilities subject to compromise	4,349	—	—
Temporary equity	—	132	119
Total stockholders’ deficit	(1,999)	(1,292)	(1,586)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$7,262	$6,908	$7,866
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$2,107	$2,278	$6,485	$6,879
Cost of sales	1,429	1,457	4,247	4,350
Gross margin	678	821	2,238	2,529
Selling, general and administrative expenses	826	835	2,303	2,423
Depreciation and amortization	73	76	223	240
Other income, net	(20)	(59)	(75)	(114)
Total operating expenses	879	852	2,451	2,549
Operating loss	(201)	(31)	(213)	(20)
Interest expense	(88)	(122)	(317)	(347)
Interest income	1	1	2	2
Reorganization items, net	(334)	—	(334)	—
Loss before income taxes	(622)	(152)	(862)	(365)
Income tax expense	—	3	88	8
Net loss	(622)	(155)	(950)	(373)
Less: Net earnings attributable to noncontrolling interest	1	1	3	4
Net loss attributable to Toys “R” Us, Inc.	$(623)	$(156)	$(953)	$(377)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss	$(622)	(155)	$(950)	$(373)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21)	(11)	33	64
Deconsolidation of Toys-Canada - currency translation	77	—	77	—
Unrealized actuarial gains (losses)	—	2	(2)	4
Unrealized loss on hedged transactions	—	—	(1)	—
Total other comprehensive income (loss), net of tax	56	(9)	107	68
Comprehensive loss, net of tax	(566)	(164)	(843)	(305)
Less: Comprehensive income attributable to noncontrolling interest	1	1	3	4
Comprehensive loss attributable to Toys “R” Us, Inc.	$(567)	$(165)	$(846)	$(309)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016
Cash Flows from Operating Activities:
Net loss	$(950)	$(373)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	223	240
Amortization and write-off of debt issuance costs and debt discount	23	25
Gains on sales of assets	(1)	(45)
Deferred income taxes	76	6
Unrealized gains on foreign exchange	(8)	(6)
Reorganization items (1)	168	—
Reorganization loss on deconsolidation of Toys-Canada	156	—
Other	23	14
Changes in operating assets and liabilities:
Accounts and other receivables	(10)	(25)
Merchandise inventories	(596)	(1,188)
Prepaid expenses and other operating assets	(131)	(38)
Accounts payable, Accrued expenses and other liabilities	322	358
Income taxes payable, net	(25)	(28)
Net cash used in operating activities	(730)	(1,060)
Cash Flows from Investing Activities:
Capital expenditures	(120)	(174)
Proceeds from sales of assets	1	47
Deconsolidation of Toys-Canada	(6)	—
Increase in restricted cash	(257)	(1)
Net cash used in investing activities	(382)	(128)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,485	1,777
Long-term debt repayments	(1,436)	(852)
Short-term debt borrowings, net	4	7
Capitalized debt issuance costs	(2)	(10)
Distribution to noncontrolling interest	—	(12)
DIP debt financing costs	(82)	—
Net cash provided by financing activities	969	910
Effect of exchange rate changes on Cash and cash equivalents	9	18
Cash and cash equivalents:
Net decrease during period	(134)	(260)
Cash and cash equivalents at beginning of period	566	680
Cash and cash equivalents at end of period	$432	$420
(1) Includes cash flows from financing activities of $82 million for DIP debt financing costs.

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2016	49	$—	$67	$(1,062)	$(270)	$(1,265)	$—	$(1,265)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(377)	—	(377)	—	(377)
Total other comprehensive income, net of tax	—	—	—	—	68	68	—	68
Stock compensation expense	—	—	4	—	—	4	—	4
Adjustment of noncontrolling interest to redemption value	—	—	—	(16)	—	(16)	—	(16)
Balance, October 29, 2016	49	$—	$71	$(1,455)	$(202)	$(1,586)	$—	$(1,586)

Balance, January 28, 2017	49	$—	$72	$(1,124)	$(240)	$(1,292)	$—	$(1,292)
Net loss	—	—	—	(953)	—	(953)	3	(950)
Total other comprehensive income, net of tax	—	—	—	—	107	107	—	107
Stock compensation expense	—	—	4	—	—	4	—	4
Reclassification from Temporary Equity	—	—	—	—	—	—	132	132
Adjustment of noncontrolling interest	—	—	—	68	—	68	(68)	—
Balance, October 28, 2017	49	$—	$76	$(2,009)	$(133)	$(2,066)	$67	$(1,999)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2017, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 are not necessarily indicative of operating results for the full year.
As discussed further in Note 2 entitled “Bankruptcy filing,” on September 18, 2017 (the “U.S. Petition Date”), the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under the Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division (“Bankruptcy Court”). In addition, the Company’s Canadian subsidiary voluntarily commenced parallel proceedings under the CCAA in Canada in the Ontario Superior Court of Justice on September 19, 2017 (the “Canadian Petition Date”). As a result, we deconsolidated Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”), our wholly owned subsidiary, subsequent to the Canadian Petition Date. As such, all amounts presented in these condensed consolidated financial statements and notes thereto exclude the operating results and cash flows of Toys-Canada subsequent to September 18, 2017 and the assets, liabilities and equity of Toys-Canada as of October 28, 2017. Prior period amounts have not been adjusted.
Going Concern
The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (the “DIP Financing”) described in Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise,” the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan of reorganization and our ability to successfully implement a restructuring plan and obtain new financing, among other factors. We have significant indebtedness. Our level of indebtedness has adversely impacted and continues to adversely impact our financial condition. Our financial condition including our operating results, the defaults under our debt agreements and the risk and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.
As a result of the Chapter 11 cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The filing of the Chapter 11 petitions constituted an event of default with respect to certain of our existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Financing and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Further, any restructuring plan, to the extent confirmed by the Bankruptcy Court, could materially impact the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Financial Statements. Under the Bankruptcy Code, we currently have the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the U.S. Petition Date, and to solicit acceptances of such plan through and including 180 days after the U.S. Petition Date. These deadlines may be extended with the approval of the Bankruptcy Court.

We plan to emerge from our Chapter 11 cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and decisions by the Bankruptcy Court.
Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing. Refer to Note 2 entitled “Bankruptcy filing” for additional information.
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
Subsequent Events
On December 4, 2017, as part of the overall restructuring plan of the Company, Toys “R” Us Limited (“Toys-UK”), a U.K. subsidiary of the Company, initiated a voluntary restructuring process through the commencement of a company voluntary arrangement under Part I of the Insolvency Act 1986 (the “CVA”). Under the CVA process, Toys-UK submitted a comprehensive proposal to its creditors and will solicit their approval of the proposal contemplated by the CVA at the creditors’ meeting, which will take place on December 21, 2017. Pursuant to the CVA, Toys-UK proposes, among other things, that it will continue to service all of its obligations to creditors in the ordinary course, with the exception of certain rent payments to landlords, which are the only claims that are compromised under the CVA. There can be no assurance that Toys-UK will successfully solicit approval of this proposal or that Toys-UK will achieve the cost savings and other benefits contemplated in the proposal.

2. Bankruptcy filing
Chapter 11 Proceedings
On the U.S. Petition Date, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Debtors’ Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Toys “R” Us, Inc., et al., Case No. 17-34665 (KLP). Documents and other information related to the Chapter 11 Proceedings is available free of charge online at https://cases.primeclerk.com/toysrus/. In addition, Toys-Canada voluntarily commenced parallel proceedings under the CCAA in Canada in the Ontario Superior Court of Justice, Case No. CV-17-00582960-00CL. Certain subsidiaries and affiliates of the Company (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 cases. The Debtors will continue to operate their businesses as “debtors-in-possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate their businesses in the normal course and their results are included in our Condensed Consolidated Financial Statements.
Financing During the Chapter 11 Cases
See Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise” for discussion of the DIP Financing, which provides up to $3,125 million in senior secured, super-priority financing, subject to the terms, conditions, and priorities set forth in the applicable definitive documentation and orders of the Bankruptcy Court.

Significant Bankruptcy Court Actions
On September 19, 2017 and October 24, 2017, the Bankruptcy Court held first and second day hearings of the Chapter 11 cases, and the Bankruptcy Court issued certain interim and final orders relating to the Debtors’ businesses. These orders authorized, but not required, the Debtors to, among other things, enter into the DIP Financing (described in Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise”), pay certain pre-petition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees.
These orders are significant because they allow us to operate our businesses in the normal course. The Debtors have been paying and intend to pay undisputed post-petition liabilities.
Financial Reporting in Reorganization
Effective on September 18, 2017, the Company began to apply ASC, No. 852, “Reorganizations,” which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as Reorganization items, net in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of Non-Filing Entities, pre-petition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, we have classified the entire amount of the claim as a liability subject to compromise.
Deconsolidation of Toys-Canada
As of the U.S. Petition Date, the Debtors operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors’ power to make significant business decisions has been transferred to the Bankruptcy Court. Additionally, in the case of Toys-Canada, as parallel proceedings were also filed in the Canadian Court, any significant business decision which would impact our Canadian business requires the approval of both the U.S. and Canadian Courts as they have equal and plenary authority. As joint control by the U.S. and Canadian Courts does not constitute continued common control by the parent, the Company has deconsolidated Toys-Canada effective as of the Canadian Petition Date. Additionally, as the Company does not have significant influence over Toys-Canada while in bankruptcy, Toys “R” Us, Inc. will record its investment in Toys-Canada using the cost method as of the date of deconsolidation. The operating results of Toys-Canada are reflected in our condensed consolidated statements of operations through the date of deconsolidation.
We recorded a $156 million loss in Reorganization items, net related to the deconsolidation of Toys-Canada during the thirteen weeks ended October 28, 2017. The loss reflects the re-measurement of our net investment in Toys-Canada to its estimated fair value of zero, which is based on restrictions imposed on the equity of Toys-Canada as a result of the bankruptcy filing. Included in the loss was the write-off of $77 million of cumulative Foreign currency translation adjustments related to Toys-Canada in Accumulated other comprehensive loss.
As of September 18, 2017, Toys-Canada had $6 million of cash, $480 million of total assets, $255 million of total long-term debt and $401 million of total liabilities. For the fiscal 2017 period prior to the deconsolidation, Toys-Canada had net revenues of $404 million and net earnings attributable to Toys “R” Us, Inc. of $17 million.
Liabilities Subject to Compromise
As a result of the Chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but not required, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and debt.
Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events. The following table presents LSTC as reported in the Condensed Consolidated Balance Sheet at October 28, 2017:

(In millions)	October 28, 2017
Debt (1)	$2,750
Accounts payable	908
Deferred rent liabilities	178
Gift card liabilities	151
Self-insurance reserve	92
Due to Toys-Canada	82
Accrued interest on debt subject to compromise	19
Accrued expenses and other liabilities	169
Total liabilities subject to compromise	$4,349

(1)	Refer to Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise” for details of pre-petition debt reported as liabilities subject to compromise.
Reorganization Items, Net
Reorganization items, net represent amounts incurred after the U.S. Petition Date as a direct result of the Bankruptcy and are comprised of the following for the thirteen weeks ended October 28, 2017:

13 Weeks Ended
(In millions)	October 28, 2017
Loss on deconsolidation of Toys-Canada	$156
DIP financing costs	82
DIP debt discounts	22
Write-off of pre-petition debt issuance costs and debt discount	59
Professional fees	33
(Gain) or loss on settlement of pre-petition claims	(18)
Total reorganization items, net (1)	$334

(1)	Cash paid for reorganization items, net was $92 million for the thirteen weeks ended October 28, 2017.

3. Short-term borrowings, long-term debt and debt subject to compromise
A summary of the Company’s consolidated Short-term borrowings, Long-term debt and Debt subject to compromise as of October 28, 2017, January 28, 2017 and October 29, 2016 is outlined in the table below:

(In millions)	October 28, 2017	January 28, 2017	October 29, 2016
Short-term borrowings
Asia JV uncommitted lines of credit	$4	$—	$7
Debt subject to compromise (1)
Incremental secured term loan facility, due fiscal 2018 (2)	123	125	126
Second incremental secured term loan facility, due fiscal 2018 (2)	61	62	63
7.375% senior notes, due fiscal 2018 (3)	208	209	209
Propco II mortgage loan, due fiscal 2019 (4)	507	489	—
Giraffe Junior mezzanine loan, due fiscal 2019 (5)	70	78	—
Secured term B-4 loan facility, due fiscal 2020 (2)	993	982	983
12.000% Taj senior secured notes, due fiscal 2021	583	577	577
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	167	167	167
Capital lease and other obligations	16	9	10
Total debt subject to compromise	2,750
Long-term debt
8.500% senior secured notes, due fiscal 2017 (4)	—	—	719
ABL DIP revolving credit facility, expires fiscal 2018 (2) (7)	595	—	—
FILO DIP term loan, due fiscal 2018 (2) (7)	250	—	—
DIP term loan, due fiscal 2018 (2) (8)	350	—	—
Taj DIP notes, due fiscal 2018 (8)	375	—	—
French real estate credit facility, due fiscal 2018	52	48	49
Toys-Japan unsecured credit line, expires fiscal 2018	—	—	8
$1.85 billion secured revolving credit facility, expires fiscal 2019 (2) (7)	—	465	1,018
Senior unsecured term loan facility, due fiscal 2019 (9)	849	874	873
Tranche A-1 loan facility, due fiscal 2019 (2) (7)	—	272	271
UK real estate credit facility, due fiscal 2020	339	323	312
European and Australian asset-based revolving credit facility, expires fiscal 2020	81	—	92
Toys-Japan 1.04%-2.18% loans, due fiscals 2019-2021	34	44	48
Finance obligations associated with capital projects	12	12	13
Capital lease and other obligations	2	3	3
Total long-term debt	$2,939	$4,761	$5,563
Less: current portion of long-term debt	95	119	70
Long-term debt (10)	$2,844	$4,642	$5,493

(1)
LSTC must be reported at the amounts expected to be allowed claims by the Bankruptcy Court. The carrying value of the debt will be adjusted as claims are approved. As of October 28, 2017, we wrote-off $59 million of debt issuance costs and debt discount to present the debt at the face value outstanding. The expense is reported within Reorganization items, net in the Condensed Consolidated Statements of Operations. Refer to Note 2 entitled “Bankruptcy filing” for additional details.

(2)	Represents obligations of Toys “R” Us – Delaware, Inc. (“Toys-Delaware”).

(3)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

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

(7)
Represents obligations under our ABL/FILO debtor-in-possession financing (the “ABL/FILO DIP Facility”), which provides for up to a combined (inclusive of Toys-Canada) $1.85 billion of revolving commitments and $450 million of “first in last out” term loan financing (inclusive of Toys-Canada). These borrowings were used to pay in full the outstanding balance, accrued interest and fees related to the pre-petition combined (inclusive of Toys-Canada) $1.85 billion secured revolving credit facility (“the ABL Facility”) and the Tranche A-1 loan facility, due fiscal 2019. As discussed in Note 2 entitled “Bankruptcy filing” we deconsolidated Toys-Canada effective September 19, 2017. Therefore, borrowings are not reported for the Toys-Canada portion of the ABL/FILO DIP Facility.

(8)
Represents obligations under our term debtor in-possession facility, which provides for $450 million of term loan post-petition financing (the “Term DIP Facility,” and together with the ABL/FILO DIP Facility, the “DIP Credit Facilities”) and our Senior Secured ABL DIP Notes (the “Taj DIP Notes,” and together with the DIP Credit Facilities, the “DIP Financing”), which provides for up to $375 million Senior Secured ABL DIP Notes, subject to the escrow release provisions described more fully in “Taj DIP Notes” below.

(9)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(10)	We may maintain derivative instruments on certain of our long-term debt. Refer to Note 4 entitled “Derivative instruments and hedging activities” for further details.
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
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. We have funds available to finance our operations under our post-petition DIP financing through January 2019, our Toys-Japan unsecured credit line through June 2018 and our European and Australian asset-based revolving credit facility (“European ABL Facility”) through January 2019 (refer to subsequent event below). In addition, Asia JV and Toys-Japan have uncommitted lines of credit due on demand.
Contractual interest on debt subject to compromise
Effective as of the U.S. Petition Date, we ceased recording interest expense on outstanding pre-petition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as LSTC. For the period ended October 28, 2017, contractual interest expense of $27 million related to LSTC has not been recorded in the financial statements.

Adequate protection payments
During the Chapter 11 proceeding, the Bankruptcy Court has the ability to issue orders pursuant to sections 361, 363(c), 363(e) and 364(d) of the Bankruptcy Code granting adequate protection payments to secured parties under certain lending facilities in order to protect their interests in the pre-petition collateral. On October 24, 2017, the Bankruptcy Court issued orders allowing the Debtors to make adequate protection payments at 75% of the non-default interest rate of the Incremental secured term loan facility and Second incremental secured term loan facility, 50% of the non-default interest rate of the Secured term B-4 loan facility and 100% of the non-default interest rate of the 12.000% Taj senior secured notes. Adequate protection payments made during the thirteen weeks ended October 28, 2017 amounted to $4 million, which were recorded as reductions to the principal of debt-related balances within LSTC and presented as long-term debt repayments within Cash Flows from Financing Activities.
Subsequent Event
On November 2, 2017, the Bankruptcy Court issued orders granting adequate protection payments at 100% of the non-default interest rate of the Propco II Mortgage Loan, amortization principal payments in accordance with the loan schedule and additional principal repayments from the remaining monthly cash balances of TRU Propco II.
Asia JV uncommitted lines of credit, due on demand ($4 million at October 28, 2017)
Asia JV has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$130 million ($17 million at October 28, 2017). As of October 28, 2017, we had $4 million of borrowings, which have been included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $8 million. The average interest rate on the drawn borrowings was 1.15% at both October 28, 2017 and October 29, 2016.
Toys-Japan unsecured credit line, expires fiscal 2018 ($0 million at October 28, 2017)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes an unsecured loan commitment line of credit, “Tranche 2” due fiscal 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($83 million at October 28, 2017) and expires on June 29, 2018. As of October 28, 2017, we had no outstanding borrowings under Tranche 2, with $83 million of remaining availability. On June 30, 2017, Toys-Japan’s second unsecured loan commitment line of credit, “Tranche 1A” expired.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At October 28, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($13 million at October 28, 2017) of incremental availability.
European and Australian asset-based revolving credit facility, expires fiscal 2020 ($81 million at October 28, 2017)
The European ABL Facility, as amended, provides for a five-year £138 million ($181 million at October 28, 2017) asset-based senior secured revolving credit facility which expires on December 18, 2020. As of October 28, 2017, we had outstanding borrowings of $81 million, with $70 million of remaining availability under the European ABL Facility.
Subsequent Event
On November 16, 2017, certain subsidiaries of the Company entered into an amendment (the “ABL Amendment”) to the European ABL Facility in order satisfy certain requirements set forth in the indenture relating to the 11% Senior Secured ABL Taj DIP Notes issued by TRU Taj LLC and TRU Taj Finance, Inc. (collectively, the “Taj Issuers”) and the terms of the Foreign Guarantors Agreement relating to the Taj Issuers’ 12% senior secured notes due 2021 (the “2021 Notes Indenture” and together with the DIP Notes indenture, the “Indentures”). The ABL Amendment permits, among other things, certain obligors under the European ABL Facility to provide guarantees and grant certain liens to secure the obligations of the Taj Issuers and guarantors under each of the Indentures.
In connection with the ABL Amendment, the Company reduced the lenders’ commitments under the European ABL Facility to an aggregate of £115 million ($151 million at November 16, 2017) to better align such amount with its current liquidity requirements. In addition, the ABL Amendment modified the maturity date of the European ABL Facility to be substantially the same as the maturity date of the DIP Notes issued under the DIP Notes Indenture. The amended maturity date of the European ABL Facility is the earlier of (i) the date on which the Taj DIP Notes mature and (ii) January 18, 2019.
As part of the ABL Amendment, the applicable margin with respect to loans under the European ABL Facility was increased to 3.50% and a financial covenant identical to the one included in the DIP Notes Indenture was added, which requires the obligors and their subsidiaries maintain a minimum cumulative consolidated EBITDA not less than a certain percentage of forecasted consolidated EBITDA. The ABL Amendment also: (i) simplifies the borrowers’ minimum liquidity requirements under the facility by including a covenant requiring that the borrowers thereunder maintain Excess Availability (as defined in the European ABL Facility) of at least £10 million; (ii) provides that the lenders thereunder shall forbear from exercising any remedies arising in connection with certain restructuring matters; and (iii) modifies certain other negative covenants and provide for additional reporting relating to the foregoing.
The foregoing description is qualified in its entirety by reference to the full text of the ABL Amendment filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Senior unsecured term loan facility, due fiscal 2019 ($849 million at October 28, 2017)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $29 million on May 9, 2017.
Debtor-in-Possession Credit Facilities
On October 24, 2017, the Bankruptcy Court approved a final order authorizing a combined (inclusive of Toys-Canada) $3,125 million of post-petition financing consisting of (i) $1,850 million of revolving commitments under our ABL/FILO DIP Facility, (ii) $450 million of “first in last out” term loan financing under the ABL/FILO DIP Facility, (iii) $450 million of term loan financing under our Term DIP Facility and (iv) $375 million of Taj DIP Notes.
ABL/FILO DIP Facility
ABL DIP revolving credit facility, expires fiscal 2018 ($595 million at October 28, 2017)
FILO DIP term loan, due fiscal 2018 ($250 million at October 28, 2017)
At October 28, 2017, under the revolving portion of the ABL/FILO DIP Facility, we had $595 million of outstanding borrowings and $93 million of outstanding letters of credit. Under the FILO DIP term loan, we had $250 million of outstanding borrowings as of October 28, 2017. Due to the deconsolidation of Toys-Canada, the portion of the ABL/FILO DIP Facility borrowed by the Canadian debtors was excluded from the Company’s debt. The Company guarantees Toys-Canada’s outstanding borrowings of $27 million under the revolving portion, $1 million of outstanding letters of credit under the revolver and $200 million under the FILO DIP term loan.
At October 28, 2017, we had combined excess availability (inclusive of Toys-Canada) of $584 million. As of October 28, 2017, we were subject to an initial limitation on the maximum aggregate amount of loans under the ABL DIP Facility of $1,300 million until the final $100 million is drawn under the Term DIP Facility. The excess availability is computed based on the combined U.S. and Canada $1,850 million of maximum revolving commitments as stated in the Superpriority Debtor-In-Possession Credit Agreement (the “ABL/FILO DIP Credit Agreement”).
Our borrowings under the ABL/FILO DIP Facility were used to pay in full the outstanding balance, accrued interest and fees related to the pre-petition ABL Facility and the Tranche A-1 loan facility, due fiscal 2019 as approved by the court. As a result of the ABL/FILO DIP Facility issuance, we expensed $62 million of debt issuance costs and debt discount in Reorganization items, net.
The ABL/FILO DIP Facility is governed by the ABL/FILO DIP Credit Agreement, by and among Toys-Delaware, Toys-Canada, certain additional Debtors party thereto, the lenders that are party thereto from time to time and an administrative and collateral agent. The ABL/FILO DIP Facility will mature on January 22, 2019.
The principal amounts outstanding under the ABL/FILO DIP Facility bear interest, with respect to the U.S. borrowings, based on applicable LIBOR, prime rate or federal funds rates plus applicable margins and with respect to Canadian borrowings, based on applicable BA Rate, Canadian Prime Rate or Bank of Canada Overnight Rate plus applicable margins as set forth in the ABL/FILO DIP Credit Agreement. The ABL/FILO Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available ABL/FILO Facility.
The obligations under the ABL/FILO DIP Facility are secured by (i) a superpriority claim over the Avoidance Actions (as defined under the ABL/FILO DIP Facility), (ii) a third priority lien on property of the domestic DIP ABL Loan Parties of the same type, scope and nature as the property under the Pre-petition Term Loan Agreement (as defined below) and the pre-petition ABL Facility that is unencumbered as of the U.S. Petition Date, (iii) a first priority senior priming lien on all pre- and post-petition collateral of the domestic DIP ABL Loan Parties that is of the same type, scope and nature as the collateral pledged by the domestic DIP ABL Loan Parties with first priority to the agent and the other secured parties under the pre-petition ABL Facility, (iv) a junior lien on property of the domestic DIP ABL Loan Parties that is of the same type, scope and nature as the collateral pledged by the domestic DIP ABL Loan Parties with first priority to the agent and the other secured parties under the the Amended and Restated Credit Agreement, dated as of August 24, 2010 (as amended, amended and restated, supplemented or otherwise modified from time to time prior to the U.S. Petition Date, the “Pre-petition Term Loan Agreement”), by and among Toys-Delaware, as borrower, certain of its subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto, or property of the domestic DIP ABL Loan Parties that is subject to non-avoidable liens in existence at the time of the commencement of the Chapter 11 cases or valid liens in existence at the time of such commencement and (v) in the case of Toys-Canada, a superpriority lien on all property of Toys-Canada.
The ABL/FILO DIP Facility provides for affirmative and negative covenants applicable to the Debtors, including affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the ABL/FILO DIP Facility, and negative covenants restricting the Debtors’ ability to incur additional indebtedness include a minimum cumulative cash flow before ABL Draw/Paydown covenant, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the ABL/FILO DIP Facility. Our ability to borrow under the ABL/FILO DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein.
The ABL/FILO DIP Facility provides for certain usual and customary events of default for financings of this type, including non-payment of obligations, defaults under covenants, breaches of representations and warranties, cross-defaults to other indebtedness, attachment defaults, judgment defaults, failure to comply with ERISA rules and regulations, invalidity of collateral documents, change of control, invalidity of pre-petition loan documents and the occurrence of any number of adverse actions or consequences in any of the Chapter 11 cases. Upon the existence of an event of default, the ABL/FILO DIP Facility provides that all principal, interest and other amounts due thereunder become immediately due and payable, either automatically or at the election of specified lenders.
The foregoing summary of the ABL/FILO DIP Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the ABL/FILO DIP Credit Agreement, which was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on September 27, 2017.
DIP Term Loan, due fiscal 2018 ($350 million at October 28, 2017)
The Term DIP Facility is governed by a Debtor in Possession Credit Agreement (the “Term DIP Credit Agreement”), by and among Toys-Delaware, as borrower, certain of the other Debtors party thereto, (together with the Borrower, the “DIP Term Loan Parties”), NexBank SSB, administrative agent and collateral agent, and the lenders from time to time party thereto.
The Term DIP Facility provides $450 million of financing and will mature on January 18, 2019. As October 28, 2017, we had an additional undrawn tranche of $100 million, which we subsequently borrowed in the fourth quarter. As a result of the DIP Term Loan issuance, we expensed $21 million of debt issuance costs and debt discount in Reorganization items, net.
The principal amounts outstanding under the Term DIP Facility bear interest at either (i) the base rate plus a margin of 7.75% or (ii) the Eurodollar rate plus a margin of 8.75%. The obligations under the Term DIP Facility are secured by, subject to certain exceptions and limitations, (i) a first priority priming lien with respect to the property of the DIP Term Loan Parties that is of the same nature, scope and type as the collateral pledged by the DIP Term Loan Parties with first priority to the agent and other secured parties under the Pre-petition Term Loan Agreement, (ii) a first lien on property of the DIP Term Loan Parties of the same type, scope and nature as the property under the Pre-petition Term Loan Agreement and the pre-petition ABL Facility that is unencumbered as of the U.S. Petition Date, (iii) a junior lien with respect to the property of the DIP Term Loan Parties that is of the same nature, scope and type as the collateral pledged by the DIP Term Loan Parties with first priority to the agent and other secured parties under the ABL/FILO DIP Facility and was secured prior to the U.S. Petition Date and (iv) a first priority lien on the property of Wayne Real Estate Company, LLC.
The Term DIP Facility provides for affirmative and negative covenants applicable to the Debtors, including affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the Term DIP Facility, and negative covenants restricting the Debtors’ ability to incur additional indebtedness include a minimum cumulative cash flow before ABL Draw/Paydown covenant, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the Term DIP Facility. These covenants include maintaining a minimum liquidity level on certain test dates throughout the term of the loan. Our ability to borrow under the Term DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein.
The Term DIP Facility provides for certain usual and customary events of default for financings of this type, including non-payment of obligations, defaults under covenants, breaches of representations and warranties, cross-defaults to other indebtedness, judgment defaults, failure to comply with ERISA rules and regulations, invalidity of the loan documents, change of control and the occurrence of any number of adverse actions or consequences in any of the Chapter 11 cases against Debtors. Upon the existence of an event of default, the Term DIP Facility provides that all principal, interest and other amounts due thereunder become immediately due and payable, either automatically or at the election of specified lenders.

The foregoing summary of the Term DIP Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the Term DIP Credit Agreement, which was filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on September 27, 2017.
Taj DIP Notes, due fiscal 2018 ($375 million at October 28, 2017)
In connection with the Bankruptcy Filing, TRU Taj Issuers entered into a Note Purchase Agreement (the “DIP Notes Purchase Agreement”) with certain holders (the “Consenting Holders”) of the TRU Taj Issuers’ 12.000% Senior Secured Notes due 2021 (the “Existing Taj Notes”), pursuant to which such Consenting Holders committed to provide debtor-in-possession financing consisting of $375 million aggregate principal amount of 11.00% Taj DIP Notes.
On September 20, 2017, the Bankruptcy Court entered an interim order with respect to the issuance of the DIP Notes and the payment of related fees, and on September 22, 2017, the Taj DIP Notes were issued under an Indenture (the “DIP Notes Indenture” and, together with the DIP Notes Purchase Agreement, the “DIP Notes Documents”), by and among the TRU Taj Issuers, the Company, as a guarantor, certain additional subsidiaries of the Company party thereto, as guarantors (collectively with the Company, the “DIP Notes Guarantors”) and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.
The Bankruptcy Court entered a final order approving the issuance of the Taj DIP Notes by the TRU Taj Issuers on October 24, 2017. The Taj DIP Notes currently provide for $375 million in debtor-in-possession financing, which matures on January 22, 2019. The net proceeds of the issuance and sale of the Taj DIP Notes were funded into escrow; provided that $96 million of the proceeds of the Taj DIP Notes was disbursed immediately to the Debtors to (i) fund the operations and administration of the TRU Taj Issuers and non-Debtor subsidiaries of the Company, (ii) pay fees, costs and expenses and (iii) engage in on-lending transactions to non-Debtor subsidiaries of the Company, in each case, subject to the terms and conditions of the Bankruptcy Court’s final order and the documentation governing the Taj DIP Notes. An additional $35 million of the proceeds of the issuance and sale of the Taj DIP Notes was disbursed to the TRU Taj Issuers for use in connection with the working capital needs of the TRU Taj Issuers and their restricted subsidiaries during the 2017 holiday season, provided the TRU Taj Issuers must deposit $35 million in cash in the escrow account following the completion of the holiday season (January 31, 2018). In addition, (i) $10 million of such proceeds are available for on-lending to the TRU Taj Issuers’ non-debtor UK subsidiaries, (ii) $50 million of the proceeds of the issuance and sale of the Taj DIP Notes will be disbursed for the prepayment of the French real estate credit facility, due fiscal 2018 and (iii) proceeds from the escrow account may be released upon request by the TRU Taj Issuers or the payment of interest due on the Taj DIP Notes and the Existing Taj Notes. The release of the remaining proceeds of the purchase and sale of the Taj DIP Notes to the TRU Taj Issuers is subject to certain terms and conditions in the purchase agreement with respect to the Taj DIP Notes, and the Bankruptcy Court’s final order, including, among other things, (i) granting a security interest in the collateral of certain non-Debtor European subsidiaries of the Company, including obligors under the European ABL Facility and (ii) an order of the Bankruptcy Court approving the assumption of certain intellectual property licenses. Escrow amounts of $225 million were included in Restricted Cash on the Condensed Consolidated Balance Sheet as of October 28, 2017.
As a result of the Taj DIP Notes issuance, we expensed $21 million of debt issuance costs and debt discount in Reorganization items, net.
The Taj DIP Notes are the sixteen-month senior secured superpriority obligations of the Company and the Taj DIP Notes Guarantors and, are secured by (i) a priming first priority senior security interest in the pre-petition collateral of the TRU Taj Issuers and the DIP Notes Guarantors and (ii)(A) a second priority security interest on the assets of the Company’s non-Debtor European subsidiaries party to the European ABL Facility, (B) a first priority security interest in the property and assets of Toys “R” Us Iberia Real Estate S.L.U. and its subsidiaries and (C) (following repayment of the French real estate credit facility, due February 2018) a first priority security interest in the property and assets of Toys “R” Us France Real Estate SAS.
Interest on the Taj DIP Notes accrues at the rate of 11.00%, payable monthly. The proceeds of the DIP Notes were used solely (i) to pay interest on the Existing Taj Notes and the Taj DIP Notes, (ii) for working capital and general corporate purposes of the TRU TAJ Issuers and their subsidiaries materially consistent with the interim order and (iii) to pay fees, costs and expenses incurred in connection with the issuance of the Taj DIP Notes and other administration costs incurred in connection with the Chapter 11 cases and claims or amounts approved by the Bankruptcy Court.
The terms of the Taj DIP Notes contain numerous covenants imposing financial and operating restrictions on the TRU Taj Issuers and the DIP Notes Guarantors. These covenants include a minimum EBITDA covenant, restrictions on the Taj Issuers’ ability and certain of their restricted subsidiaries to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates, in each case except as permitted by the DIP Notes Indenture.
The foregoing summary of the DIP Notes Indenture does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the DIP Notes Indenture, which was filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed on September 27, 2017.

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
Interest Rate Contracts
As of October 28, 2017 and October 29, 2016, we had one interest rate cap designated as a cash flow hedge. As of January 28, 2017, we had two interest rate caps designated as cash flow hedges. The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate caps and the amortization of gains recorded on de-designated caps.
During the thirty-nine weeks ended October 28, 2017, the $507 million notional amount interest rate cap that we designated as a cash flow hedge failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting as a result of a change in expected cash flows due to the Chapter 11 bankruptcy filing. In conjunction with the de-designation of the cash flow hedge, the changes in fair value will be recorded to Interest expense in our Condensed Consolidated Statements of Operations.
Foreign Exchange Contracts
As of October 28, 2017, January 28, 2017 and October 29, 2016, we had foreign currency forward contracts to economically hedge the U.S. Dollar merchandise purchases of our foreign subsidiaries. As of January 28, 2017 and October 29, 2016, we also had foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. These derivative contracts are not designated as hedges.
As of October 28, 2017, the Company had no open foreign currency forward contracts related to intercompany loans as a result of the Chapter 11 bankruptcy filing.
As of October 28, 2017, January 28, 2017 and October 29, 2016, derivative liabilities related to agreements that contain credit-risk related contingent features had fair values of $1 million, $1 million and $3 million, respectively.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016
Derivatives designated as cash flow hedges:
Beginning balance	$2	$1
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	(1)	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$1	$1

The following table sets forth the impact of derivatives on Interest expense in our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(2)	$3	$(2)	$4
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	1	8	(13)	—
Total Interest expense	$(1)	$11	$(15)	$4

(1)
(Losses) gains related to our short-term intercompany loan foreign exchange contracts were recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans. As a result of the Chapter 11 bankruptcy filing, we no longer had foreign currency forward contracts to economically hedge intercompany loans. Therefore, nominal foreign exchange net gains were recorded in Other income, net on our short-term, cross currency loans subsequent to the Chapter 11 bankruptcy filing.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017		January 28, 2017		October 29, 2016
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$52	$—	$—	$—	$—	$—
Other assets	—	—	560	1	50	—
Interest Rate Contracts not designated for hedge accounting:
Other assets	507	—	—	—	—	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	33	1	229	7	194	7
Accrued expenses and other current liabilities	81	(4)	226	(2)	268	(5)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	85	1	229	7	194	7
Other assets	507	—	560	1	50	—
Total derivative assets (1)	$592	$1	$789	$8	$244	$7

Accrued expenses and other current liabilities	81	(4)	226	(2)	268	(5)
Total derivative liabilities (1)	$81	$(4)	$226	$(2)	$268	$(5)

(1)	Refer to Note 5 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.

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
The tables below present our assets and liabilities measured at fair value on a recurring basis as of October 28, 2017, January 28, 2017 and October 29, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 28, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total assets	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2017
Assets
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	7	—	7
Total assets	$—	$8	$—	$8
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 29, 2016
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	7	—	7
Total assets	$—	$7	$—	$7
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	5	—	5
Total liabilities	$—	$5	$—	$5
For the periods ended October 28, 2017, January 28, 2017 and October 29, 2016, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
There have been no changes in valuation technique or related inputs for long-lived assets for the thirty-nine weeks ended October 28, 2017 and October 29, 2016. The tables below present our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at October 28, 2017 and October 29, 2016. As of October 28, 2017 and October 29, 2016, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 29, 2017	—	—	—
Long-lived assets held and used	3	1	2
Balance, July 29, 2017	3	1	2
Long-lived assets held and used	—	—	—
Balance, October 28, 2017	$3	$1	$2

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$—	$—	$—
Balance, April 30, 2016	—	—	—
Long-lived assets held and used	1	—	1
Balance, July 30, 2016	1	—	1
Long-lived assets held and used	4	2	2
Balance, October 29, 2016	$5	$2	$3
Other Financial Instruments
The fair values of our Long-term debt including current portions are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt. The table below presents the carrying values and fair values of our Long-term debt including current portion as of October 28, 2017, January 28, 2017 and October 29, 2016, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 28, 2017	$5,689	$4,917	$—	$2,747	$2,170
Long-term debt	2,939	2,839	—	1,404	1,435
Debt subject to compromise	2,750	2,078	85	1,258	735
January 28, 2017	4,761	4,560	204	2,679	1,677
October 29, 2016	5,563	5,515	1,526	2,252	1,737
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

6. Income taxes
The following table summarizes our Income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Loss before income taxes	$(622)	$(152)	$(862)	$(365)
Income tax expense	—	3	88	8
Effective tax rate	—%	(2.0)%	(10.2)%	(2.2)%
The provision for income taxes was a nominal amount for the thirteen weeks ended October 28, 2017 and a tax expense of $3 million for the thirteen weeks ended October 29, 2016.
The Company’s effective income tax rate of 0.0% for the thirteen weeks ended October 28, 2017 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and increased losses for U.S. and other jurisdictions where no tax benefits are recognized. Separately, we did not recognize any deferred tax benefits on the excess of the tax basis over the book basis in our investment in Toys-Canada as a result of the Toys-Canada deconsolidation since it is not apparent that the temporary difference will reverse in the foreseeable future.

The Company’s effective income tax rate of (2.0)% for the thirteen weeks ended October 29, 2016 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and increased losses for U.S. and other jurisdictions where no tax benefits are recognized.
The provision for income taxes for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was a tax expense of $88 million and $8 million, respectively.
The Company’s effective income tax rate of (10.2)% for the thirty-nine weeks ended October 28, 2017 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss), increased losses for U.S. and other jurisdictions where no tax benefits are recognized and an additional $75 million valuation allowance against the Company’s non-U.S. deferred tax assets as a result of the Company’s going concern uncertainty.
The Company’s effective income tax rate of (2.2)% for the thirty-nine weeks ended October 29, 2016 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and a $1 million tax expense related to adjustments to deferred taxes resulting from change in statutory tax rate.

7. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states in the United States, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 38 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Our Domestic and International segments also include their respective e-commerce operations. Due to the deconsolidation of Toys-Canada, all amounts presented in this footnote exclude the operating results of Toys-Canada subsequent to September 18, 2017 and the inventory of Toys-Canada as of October 28, 2017.
Segment Operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Baby	43.8%	46.1%	44.8%	46.8%
Core Toy	19.7%	16.6%	16.7%	14.8%
Entertainment	4.4%	4.5%	5.0%	4.9%
Learning	20.5%	21.4%	18.7%	19.0%
Seasonal	11.2%	10.9%	14.2%	14.0%
Other (1)	0.4%	0.5%	0.6%	0.5%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Baby	23.9%	26.1%	25.1%	26.5%
Core Toy	24.1%	22.2%	22.1%	21.0%
Entertainment	5.8%	4.8%	6.0%	5.0%
Learning	31.0%	31.0%	28.7%	29.1%
Seasonal	14.4%	15.0%	17.2%	17.5%
Other (1)	0.8%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing revenue from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial information by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales
Domestic	$1,257	$1,349	$3,908	$4,184
International	850	929	2,577	2,695
Net sales	$2,107	$2,278	$6,485	$6,879
Gross margin
Domestic	$355	$459	$1,229	$1,463
International	323	362	1,009	1,066
Gross margin	$678	$821	$2,238	$2,529
Operating (loss) earnings
Domestic	$(105)	$(10)	$(58)	$117
International	(4)	18	42	69
Corporate and other	(92)	(39)	(197)	(206)
Operating loss	(201)	(31)	(213)	(20)
Interest expense	(88)	(122)	(317)	(347)
Interest income	1	1	2	2
Reorganization items, net	(334)	—	(334)	—
Loss before income taxes	$(622)	$(152)	$(862)	$(365)

(In millions)	October 28, 2017	January 28, 2017	October 29, 2016
Merchandise inventories
Domestic	$2,079	$1,708	$2,355
International	833	768	1,117
Merchandise inventories	$2,912	$2,476	$3,472

8. Litigation and legal proceedings
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

We recorded Advisory Fees of $2 million and $5 million for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. During the thirteen weeks ended October 28, 2017, we did not incur any out-of-pocket expenses. During each of the thirteen weeks ended October 29, 2016 and thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Sponsors charged us for out-of-pocket expenses, which were nominal.
Pursuant to the Consent Agreement (the “Consent Agreement”), effective as of August 31, 2017, the Sponsors agreed that the Advisory Fees due to such Sponsors under the Advisory Agreement will be deferred and the Company will not be required to pay such Advisory Fees until the earlier of (i) the date specified in writing by the Sponsors and (ii) August 31, 2018.
Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. The Sponsors did not own any of our debt during the thirteen and thirty-nine weeks ended October 28, 2017. During the thirteen and thirty-nine weeks ended October 29, 2016, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts on such debt and debt securities held by related parties were nominal and $1 million during the thirteen and thirty-nine weeks ended October 29, 2016, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $1 million and $2 million for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, and $6 million for each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016, with respect to less than 1% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for each of the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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
Transactions with Toys-Canada
As discussed in Note 2 entitled “Bankruptcy filing,” effective September 19, 2017, the Company deconsolidated Toys-Canada, as a result of its voluntary filing for reorganization under Chapter 11 of the United States Bankruptcy Code and with the Canadian CCAA. Subsequent to the deconsolidation, transactions with Toys-Canada are no longer eliminated in consolidation and are considered related party transactions of the Company. Receivables from Toys-Canada were $5 million as of October 28, 2017, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Operating liabilities to Toys-Canada were $2 million as of October 28, 2017, which are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. LSTC due to Toys-Canada, as reported in the Condensed Consolidated Balance Sheet at October 28, 2017, were $82 million.
Toys-Delaware provides information technology services, store operations services, internal audit services and financial services to a number of its international affiliates under the Information Technology and Administrative Support Services Agreement. For each of the thirteen and thirty-nine weeks ended October 28, 2017, Toys-Delaware charged Toys-Canada less than $1 million, for these services after the deconsolidation date, which are recorded in Other income, net on our Condensed Consolidated Statements of Operations.

10. Dispositions
During the thirteen weeks ended October 28, 2017, we sold certain properties and assets for proceeds of less than $1 million, resulting in net gains of less than $1 million. During the thirty-nine weeks ended October 28, 2017, we sold certain properties and assets for proceeds of $1 million, resulting in net gains of $1 million. Net gains on sales are included in Other income, net on our Condensed Consolidated Statements of Operations.

11. Accumulated other comprehensive loss
Total other comprehensive income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 30, 2016	$(249)	$1	$(22)	$(270)
Change	68	—	—	68
Balance, April 30, 2016	$(181)	$1	$(22)	$(202)
Change	7	—	2	9
Balance, July 30, 2016	$(174)	$1	$(20)	$(193)
Change	(11)	—	2	(9)
Balance, October 29, 2016	$(185)	$1	$(18)	$(202)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 28, 2017	$(210)	$2	$(32)	$(240)
Change	4	(1)	(1)	2
Balance, April 29, 2017	$(206)	$1	$(33)	$(238)
Change	50	—	(1)	49
Balance, July 29, 2017	$(156)	$1	$(34)	$(189)
Change	56	—	—	56
Balance, October 28, 2017	$(100)	$1	$(34)	$(133)

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
The Company’s evaluation of the impact of the standard is ongoing, however, the Company anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and e-commerce businesses), and the timing of revenue recognition thereof, will remain substantially unchanged. Additionally, we anticipate this guidance will impact our accounting for sales return reserves and are also in the process of evaluating the impact of the new standard on ancillary sources of revenue, including our loyalty and credit card programs and gift card breakage income.
The Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. We expect the guidance in this standard to result in additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company is planning to adopt this standard as of the first day of fiscal 2018 (February 4, 2018) under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

13. Debtor-in-Possession Financial Information
In accordance with ASC 852, aggregate financial information of the debtors is presented below as of October 28, 2017 for the Condensed Combined Balance Sheet and the thirty-nine weeks ended October 28, 2017 for the Condensed Combined Statement of Operations and Condensed Combined Statement of Cash Flows. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transaction amongst the Debtors and Non-Filing Entities have not been eliminated in the Debtors’ financial statements. As discussed in Note 2 entitled “Bankruptcy filing,” we deconsolidated Toys-Canada effective as of the Canadian Petition Date. Therefore, the following financial information of the Debtors excludes the operating results and cash flows of Toys-Canada subsequent to September 18, 2017 and the assets, liabilities, and equity of Toys-Canada as of October 28, 2017.
DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited)

(In millions)	October 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$185
Accounts and other receivables	98
Merchandise inventories	2,080
Prepaid expenses and other current assets	240
Total current assets	2,603
Property and equipment, net	1,458
Investments in subsidiaries	626
Restricted cash	241
Due from affiliates	206
Other assets	14
Total Assets	$5,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$585
Accrued expenses and other current liabilities	219
Income taxes payable	2
Total current liabilities	806
Long-term debt	1,570
Deferred tax liabilities	7
Deferred rent liabilities	1
Other non-current liabilities	9
Total liabilities not subject to compromise	2,393
Liabilities subject to compromise	4,592
Total stockholders’ deficit	(1,837)
Total Liabilities and Stockholders’ Deficit	$5,148

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)

39 Weeks Ended
(In millions)	October 28, 2017
Net sales	$4,366
Cost of sales	2,926
Gross margin	1,440
Selling, general and administrative expenses	1,650
Depreciation and amortization	135
Other income, net	(105)
Intercompany income, net	(37)
Total operating expenses	1,643
Operating loss	(203)
Interest expense	(235)
Interest income	9
Reorganization items, net	(334)
Loss before income taxes	(763)
Income tax expense	2
Net loss	$(765)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

39 Weeks Ended
(In millions)	October 28, 2017
Cash Flows from Operating Activities:
Net loss	$(765)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	135
Amortization and write-off of debt issuance costs and debt discount	15
Deferred income taxes	4
Reorganization items (1)	168
Reorganization loss on deconsolidation of Toys-Canada	156
Other	4
Changes in operating assets and liabilities:
Accounts and other receivables	4
Merchandise inventories	(405)
Prepaid expenses and other operating assets	(114)
Due from affiliates, net	(119)
Accounts payable, Accrued expenses and other liabilities	406
Income taxes payable, net	(2)
Net cash used in operating activities	(513)
Cash Flows from Investing Activities:
Capital expenditures	(87)
Investment in subsidiary	(3)
Decrease in restricted cash	(241)
Deconsolidation of Toys-Canada	(6)
Net cash used in investing activities	(337)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,381
Long-term debt repayments	(1,369)
Capitalized debt issuance costs	(2)
DIP debt financing costs	(82)
Net cash provided by financing activities	928
Effect of exchange rate changes on Cash and cash equivalents	1
Cash and cash equivalents:
Net decrease during period	79
Cash and cash equivalents at beginning of period	106
Cash and cash equivalents at end of period	$185
(1) Includes cash flows from financing activities of $82 million for DIP debt financing costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. Throughout this MD&A when discussing our results of operations, we refer to the impact of foreign currency translation on our International results.  Transactions in our International segment are recorded in each market’s functional currency, then converted to U.S. Dollar for financial reporting. In addition, see “Consolidated Operating Results” below for our presentation throughout this MD&A of our results of operations excluding Canada, due to deconsolidation during the period as a result of Toys-Canada’s voluntary filing for bankruptcy in both the U.S. and Canadian Courts. Refer to Note 2 entitled “Bankruptcy filing” for additional details. We calculate the effect of changes in foreign currency exchange rates by measuring the difference between current period activity translated at the current period’s foreign exchange rates and current period activity translated at last period’s rates. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing a variety of toy and baby products worldwide through our omnichannel offerings that leverage the synergies between our brick-and-mortar stores and e-commerce. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which operates in 49 states, Puerto Rico and Guam, and Toys “R” Us – International, which operates or licenses stores in 38 foreign countries and jurisdictions. As of October 28, 2017, our Domestic segment operated 881 stores and International excluding Toys-Canada (“International Ex. Canada”) operated 758 stores and licensed 267 “R” Us branded retail stores worldwide. Upon the deconsolidation of the Toys-Canada, 82 “R” Us branded retail stores were excluded from our total operated stores. Our Domestic and International segments also include their respective e-commerce operations.

Voluntary Reorganization Under Chapter 11
On the U.S. Petition Date, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Toys “R” Us, Inc., et al., Case No. 12-34665 (KLP). In addition, the Company’s Canadian subsidiary voluntarily commenced parallel proceedings under the CCAA in Canada in the Ontario Superior Court of Justice, Case No. CV-17-00582960-00CL.
We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the U.S. Petition Date, we intend to pay vendors in full under normal terms.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the U.S. Petition Date. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
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
Ability to Continue as a Going Concern
The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition including operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.
Exclusivity; Plan of Reorganization
Under the Bankruptcy Code, we currently have the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the U.S. Petition Date, and to solicit acceptances of such plan through and including 180 days after the U.S. Petition Date. These deadlines may be extended with the approval of the Bankruptcy Court.
We plan to emerge from our Chapter 11 cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and decisions by the Bankruptcy Court.
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
DIP Financing
See Note 3 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings, long-term debt and debt subject to compromise” for discussion of the DIP Financing, which provides up to $3,125 million in senior secured, super-priority financing.

Consolidated Operating Results
Effective September 19, 2017, the Company deconsolidated Toys-Canada, as a result of its voluntary filing for reorganization under Chapter 11 of the United States Bankruptcy Code and with the Canadian CCAA. As such, amounts presented in the following analysis for “As Reported Toys “R” Us - Consolidated” exclude the operating results of Toys-Canada subsequent to September 18, 2017 in accordance with GAAP.
Due to the deconsolidation of Toys-Canada, the As Reported Toys “R” Us - Consolidated operating results during fiscal 2017 are not comparable with fiscal 2016 operating results. The current fiscal year operating results exclude approximately six weeks of Toys-Canada’s operating results. Therefore, As Reported Toys “R” Us - Consolidated represents only seven weeks of Toys-Canada activity for the quarter, versus thirteen weeks of activity included in the prior fiscal year quarterly results.

The following analysis of our operating results in MD&A will include discussion of the components that remain in the consolidated Toys “R” Us, Inc. entity excluding the results of Toys-Canada, unless otherwise noted. See the tables below for a reconciliation from As Reported Toys “R” Us - Consolidated to “Toys “R” Us - Ex. Canada” for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016.

	13 Weeks Ended						As Reported Toys “R” Us -Consolidated Change %
	October 28, 2017			October 29, 2016
($ In millions)	As Reported Toys “R” Us - Consolidated	Toys-Canada (1)	Toys “R” Us - Ex. Canada	As Reported Toys “R” Us - Consolidated	Toys-Canada (2)	Toys “R” Us - Ex. Canada
Net sales
Domestic	$1,257	$—	$1,257	$1,349	$—	$1,349	(6.8)%
International	850	89	761	929	171	758	(8.5)%
Net sales	2,107	89	2,018	2,278	171	2,107	(7.5)%
Gross margin
Domestic	355	—	355	459	—	459	(22.7)%
International	323	34	289	362	64	298	(10.8)%
Gross margin	678	34	644	821	64	757	(17.4)%
Selling, general and administrative expenses	826	28	798	835	50	785	(1.1)%
Depreciation and amortization	73	2	71	76	3	73	(3.9)%
Other income, net	(20)	(3)	(17)	(59)	2	(61)	(66.1)%
Total operating expenses	879	27	852	852	55	797	3.2%
Operating (loss) earnings	(201)	7	(208)	(31)	9	(40)	548.4%
Interest expense	(88)	(3)	(85)	(122)	(1)	(121)	(27.9)%
Interest income	1	—	1	1	—	1	—%
Reorganization items, net	(334)	—	(334)	—	—	—	—%
(Loss) earnings before income taxes	(622)	4	(626)	(152)	8	(160)	309.2%
Income tax expense (benefit)	—	3	(3)	3	4	(1)	(100.0)%
Net (loss) earnings	(622)	1	(623)	(155)	4	(159)	301.3%
Less: Net earnings attributable to noncontrolling interest	1	—	1	1	—	1	—%
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(623)	$1	$(624)	$(156)	$4	$(160)	299.4%

Same store sales	(4.5)%	(6.4)%	(4.4)%	(2.1)%	4.9%	(2.7)%	(2.4)%

	39 Weeks Ended						As Reported Toys “R” Us -Consolidated Change %
	October 28, 2017			October 29, 2016
($ In millions)	As Reported Toys “R” Us - Consolidated	Toys-Canada (1)	Toys “R” Us - Ex. Canada	As Reported Toys “R” Us - Consolidated	Toys-Canada (2)	Toys “R” Us - Ex. Canada
Net sales
Domestic	$3,908	$—	$3,908	$4,184	$—	$4,184	(6.6)%
International	2,577	404	2,173	2,695	496	2,199	(4.4)%
Net sales	6,485	404	6,081	6,879	496	6,383	(5.7)%
Gross margin
Domestic	1,229	—	1,229	1,463	—	1,463	(16.0)%
International	1,009	157	852	1,066	189	877	(5.3)%
Gross margin	2,238	157	2,081	2,529	189	2,340	(11.5)%
Selling, general and administrative expenses	2,303	116	2,187	2,423	141	2,282	(5.0)%
Depreciation and amortization	223	9	214	240	11	229	(7.1)%
Other income, net	(75)	(12)	(63)	(114)	(9)	(105)	(34.2)%
Total operating expenses	2,451	113	2,338	2,549	143	2,406	(3.8)%
Operating (loss) earnings	(213)	44	(257)	(20)	46	(66)	965.0%
Interest expense	(317)	(15)	(302)	(347)	(12)	(335)	(8.6)%
Interest income	2	1	1	2	—	2	—%
Reorganization items, net	(334)	—	(334)	—	—	—	—%
(Loss) earnings before income taxes	(862)	30	(892)	(365)	34	(399)	136.2%
Income tax expense (benefit)	88	13	75	8	11	(3)	1,000.0%
Net (loss) income	(950)	17	(967)	(373)	23	(396)	154.7%
Less: Net earnings attributable to noncontrolling interest	3	—	3	4	—	4	(25.0)%
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(953)	$17	$(970)	$(377)	$23	$(400)	152.8%

Same store sales	(4.3)%	(2.8)%	(4.4)%	(0.3)%	6.0%	(0.7)%	(4.0)%

(1)	Represents operating results of Toys-Canada prior to September 19, 2017.

(2)	Represents operating results of Toys-Canada for the thirteen and thirty-nine weeks ended October 29, 2016.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance (excluding Canada) for the thirteen and thirty-nine weeks ended October 28, 2017 compared to the thirteen and thirty-nine weeks ended October 29, 2016:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	2,018	2,107	6,081	6,383
Same store sales	(4.4)%	(2.7)%	(4.4)%	(0.7)%
Gross margin	644	757	2,081	2,340
Gross margin as a percentage of Net sales	31.9%	35.9%	34.2%	36.7%
Selling, general and administrative expenses (“SG&A”)	798	785	2,187	2,282
SG&A as a percentage of Net sales	39.5%	37.3%	36.0%	35.8%
Net loss attributable to Toys “R” Us - Excluding Canada	(624)	(160)	(970)	(400)
Third quarter 2017 financial highlights:

•	Net sales decreased by $89 million compared to the prior year, primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores.

•	Consolidated same store sales decreased by 4.4 percentage points as a result of a decline in our Domestic segment partially offset by an increase in International Ex. Canada.

•	Gross margin, as a percentage of Net sales, (“Gross margin rate”) declined in both Domestic and International Ex. Canada.

•	SG&A increased by $13 million primarily due to increases in advertising and promotional expenses as well as professional fees.

•	Net loss attributable to Toys “R” Us - Excluding Canada increased by $464 million.
Year-to-date 2017 financial highlights:

•	Net sales decreased by $302 million compared to the prior year period, primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores.

•	Consolidated same store sales decreased by 4.4 percentage points as a result of a decline in our Domestic segment.

•	Gross margin rate declined in both Domestic and International Ex. Canada.

•	SG&A decreased by $95 million primarily due to a decline in payroll expenses.

•	Net loss attributable to Toys “R” Us - Excluding Canada increased by $570 million.

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
The changes in our same store sales excluding Canada for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017 vs. 2016	October 29, 2016 vs. 2015	October 28, 2017 vs. 2016	October 29, 2016 vs. 2015
Domestic	(7.0)%	(1.9)%	(6.7)%	(0.6)%
International Ex. Canada	0.4%	(4.2)%	—%	(1.1)%
Toys “R” Us - Ex. Canada	(4.4)%	(2.7)%	(4.4)%	(0.7)%

Store Count by Segment

Store Type	Domestic		International Ex. Canada		Toys “R” Us - Ex. Canada
	October 28, 2017	October 29, 2016	October 28, 2017 (1)	October 29, 2016	October 28, 2017	October 29, 2016
Traditional Toy	358	359	568	521	926	880
Side by Side	208	213	157	151	365	364
Baby	223	223	11	14	234	237
Long-Term Express	43	47	22	13	65	60
Outlet	49	38	—	—	49	38
Total Operated	881	880	758	699	1,639	1,579

Excluded from store count:
Licensed	—	—	267	249	267	249
Temporary Express	16	26	22	34	38	60

(1)	The net increase in International stores compared to the prior year is primarily due to 32 stores in China and Southeast Asia.

Net Loss Attributable to Toys “R” Us - Excluding Canada

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	(624)	(160)	$(464)	(970)	(400)	$(570)
Net loss attributable to Toys “R” Us - Excluding Canada increased by $464 million to $624 million for the thirteen weeks ended October 28, 2017, compared to $160 million for the same period last year. The increase was primarily due to $334 million of net expense from Reorganization items and a $113 million decline in Gross margin.
Net loss attributable to Toys “R” Us - Excluding Canada increased by $570 million to $970 million for the thirty-nine weeks ended October 28, 2017, compared to $400 million for the same period last year. The increase was primarily due to $334 million of net expense from Reorganization items and a $259 million decline in Gross margin.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	% Change	October 28, 2017	October 29, 2016
Domestic	$1,257	$1,349	$(92)	(6.8)%	62.3%	64.0%
International Ex. Canada	761	758	3	0.4%	37.7%	36.0%
Toys “R” Us - Ex. Canada	$2,018	$2,107	$(89)	(4.2)%	100.0%	100.0%
Net sales decreased by $89 million or 4.2%, to $2,018 million for the thirteen weeks ended October 28, 2017, compared to $2,107 million for the same period last year. Foreign currency translation decreased Net sales by $6 million for the thirteen weeks ended October 28, 2017.
Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores. Partially offsetting the decrease was a 4% increase in Consolidated e-commerce sales.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	% Change	October 28, 2017	October 29, 2016
Domestic	$3,908	$4,184	$(276)	(6.6)%	64.3%	65.5%
International Ex. Canada	2,173	2,199	(26)	(1.2)%	35.7%	34.5%
Toys “R” Us - Ex. Canada	$6,081	$6,383	$(302)	(4.7)%	100.0%	100.0%
Net sales decreased by $302 million or 4.7%, to $6,081 million for the thirty-nine weeks ended October 28, 2017, compared to $6,383 million for the same period last year. Foreign currency translation decreased Net sales by $52 million for the thirty-nine weeks ended October 28, 2017.
Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decline in Domestic same store sales driven by a decrease in the number of transactions within our stores. Partially offsetting the decrease was a 5% increase in Consolidated e-commerce sales and an increase in International sales from new stores.
Domestic
Net sales for our Domestic segment decreased by $92 million or 6.8%, to $1,257 million for the thirteen weeks ended October 28, 2017, primarily due to a decline in same store sales of 7.0%.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decline in our baby category was mainly due to baby gear, infant care products and consumables. The decline in our learning category was predominantly due to preschool toys and construction toys. Partially offsetting the decreases was an increase in our core toy category primarily in dolls and collectibles.
Net sales for our Domestic segment decreased by $276 million or 6.6%, to $3,908 million for the thirty-nine weeks ended October 28, 2017, primarily due to a decline in same store sales of 6.7%.
The decrease in same store sales resulted primarily from decreases in our baby and learning categories. The decline in our baby category was mainly due to baby gear, infant care products and consumables. The decline in our learning category was predominantly due to construction toys. Partially offsetting the decreases was an increase in our core toy category primarily in dolls and action vehicles.
International Ex. Canada
Net sales for International Ex. Canada increased by $3 million or 0.4%, to $761 million for the thirteen weeks ended October 28, 2017. Excluding a $6 million decrease from foreign currency translation, International Ex. Canada Net sales increased by $9 million, with an increase in net sales from new stores and a 0.4% increase in same store sales driven by our Asia Pacific market.

The increase in same store sales resulted primarily from increases in our core toy and entertainment categories. The increase in our core toy category was predominantly due to action vehicles, dolls and action figures. The increase in entertainment resulted from video game systems. Partially offsetting these increases were decreases in our seasonal and baby categories. The decrease in our seasonal category was mainly attributed to outdoor products. The decrease in our baby category resulted from infant care.
Net sales for International Ex. Canada decreased by $26 million or 1.2%, to $2,173 million for the thirty-nine weeks ended October 28, 2017. Excluding a $52 million decrease from foreign currency translation, International Ex. Canada Net sales improved by $26 million, primarily as a result of an increase in net sales from new stores. Same store sales remained consistent as softness in our Europe market was offset by strength in our Asia Pacific market.
Same store sales remained constant with an increase in entertainment offset by a decrease in our baby category. The increase in our entertainment category was primarily due to video game systems. The decrease in our baby category was mainly due to infant care products and consumables.

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

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	October 28, 2017	October 29, 2016	Change
Domestic	$355	$459	$(104)	28.2%	34.0%	(5.8)%
International Ex. Canada	289	298	(9)	38.0%	39.3%	(1.3)%
Toys “R” Us - Ex. Canada	$644	$757	$(113)	31.9%	35.9%	(4.0)%
Gross margin decreased by $113 million to $644 million for the thirteen weeks ended October 28, 2017, compared to $757 million for the same period last year. Foreign currency translation decreased Gross margin by $1 million.
Gross margin rate decreased by 400 basis points for the thirteen weeks ended October 28, 2017, compared to the same period last year. The decrease in Gross margin rate resulted primarily from our Domestic segment.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	October 28, 2017	October 29, 2016	Change
Domestic	$1,229	$1,463	$(234)	31.4%	35.0%	(3.6)%
International Ex. Canada	852	877	(25)	39.2%	39.9%	(0.7)%
Toys “R” Us - Ex. Canada	$2,081	$2,340	$(259)	34.2%	36.7%	(2.5)%
Gross margin decreased by $259 million to $2,081 million for the thirty-nine weeks ended October 28, 2017, compared to $2,340 million for the same period last year. Foreign currency translation decreased Gross margin by $20 million.
Gross margin rate decreased by 250 basis points for the thirty-nine weeks ended October 28, 2017, compared to the same period last year. The decrease in Gross margin rate was mainly attributable to our Domestic segment.
Domestic
Gross margin decreased by $104 million to $355 million for the thirteen weeks ended October 28, 2017. Gross margin rate decreased by 580 basis points for the thirteen weeks ended October 28, 2017, compared to the same period last year.

Gross margin decreased by $234 million to $1,229 million for the thirty-nine weeks ended October 28, 2017. Gross margin rate decreased by 360 basis points for the thirty-nine weeks ended October 28, 2017, compared to the same period last year.
The decrease in Gross margin rate for the thirteen and thirty-nine weeks ended October 28, 2017 resulted primarily from a reduction in vendor allowances as a result of our Chapter 11 filing, an increase in sales of products on promotion and our competitive pricing strategy.
International Ex. Canada
Gross margin decreased by $9 million to $289 million for the thirteen weeks ended October 28, 2017. Foreign currency translation decreased Gross margin by $1 million. Gross margin rate decreased by 130 basis points for the thirteen weeks ended October 28, 2017, compared to the same period last year.
Gross margin decreased by $25 million to $852 million for the thirty-nine weeks ended October 28, 2017. Foreign currency translation decreased Gross margin by $20 million. Gross margin rate decreased by 70 basis points for the thirty-nine weeks ended October 28, 2017, compared to the same period last year.
The decrease in Gross margin rate for the thirteen and thirty-nine weeks ended October 28, 2017, resulted primarily from our competitive pricing strategy and promotional activity.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A excluding Canada:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Payroll and related benefits	43.8%	44.5%	43.6%	45.5%
Occupancy costs	30.9%	31.7%	33.0%	32.2%
Advertising and promotional expenses	8.8%	7.5%	7.7%	6.8%
Professional fees	4.2%	3.4%	3.2%	3.2%
Transaction fees (1)	2.9%	3.0%	3.1%	3.2%
Other (2)	9.4%	9.9%	9.4%	9.1%
Total	100%	100%	100%	100%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to website hosting and logistics, transporting merchandise from distribution centers to stores, store related supplies and signage and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$798	$785	$13	39.5%	37.3%	2.2%
SG&A increased by $13 million to $798 million for the thirteen weeks ended October 28, 2017, compared to $785 million for the same period last year. Foreign currency translation increased SG&A by $1 million. As a percentage of Net sales, SG&A increased by 220 basis points.
Excluding the impact of foreign currency translation, SG&A increased by $12 million primarily due to an $11 million increase in advertising and promotional expenses and a $7 million increase in professional fees related to pre-petition restructuring advisors, partially offset by expense reduction initiatives.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 28, 2017	October 29, 2016	$ Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$2,187	$2,282	$(95)	36.0%	35.8%	0.2%
SG&A decreased by $95 million to $2,187 million for the thirty-nine weeks ended October 28, 2017, compared to $2,282 million for the same period last year. Foreign currency translation decreased SG&A by $16 million. As a percentage of Net sales, SG&A increased by 20 basis points.

Excluding the impact of foreign currency translation, SG&A decreased by $79 million primarily due to a $77 million decline in payroll expenses, mainly attributable to the reversal of prior period incentive compensation charges and expense reduction initiatives, partially offset by a $14 million increase in advertising and promotional expenses.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$71	$73	$(2)	$214	$229	$(15)
Depreciation and amortization decreased by $2 million for the thirteen weeks ended October 28, 2017, compared to the same period last year.
Depreciation and amortization decreased by $15 million for the thirty-nine weeks ended October 28, 2017, compared to the same period last year. The decrease was primarily due to fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	net gains on sales;

•	impairment of long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$17	$61	$(44)	$63	$105	$(42)
Other income, net decreased by $44 million and $42 million in the thirteen and thirty-nine weeks, respectively, ended October 28, 2017, compared to the same periods last year. The decrease was primarily due to the $45 million gain on sale of the FAO Schwarz brand in the third quarter of fiscal 2016.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$85	$121	$(36)	$302	$335	$(33)
Interest expense decreased by $36 million and $33 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to the same periods last year. The decrease in both periods was primarily due to the Chapter 11 filing, which resulted in the discontinued recording of interest expense on pre-petition debt of the Debtor entities and prior year debt issuance cost expense related to the exchange offers in 2016. This was partially offset by the increase in interest expense related to the new DIP Facilities.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Toys “R” Us - Ex. Canada	$1	$1	$—	$1	$2	$(1)
Interest income remained constant for the thirteen weeks ended October 28, 2017 and decreased by $1 million for the thirty-nine weeks ended October 28, 2017 compared to the same periods last year.

Reorganization items, net
Reorganization items, net represent amounts incurred after the U.S. Petition Date as a direct result of the Bankruptcy and are reported separately in our Condensed Consolidated Statements of Operations. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Bankruptcy filing” for further details regarding our Reorganization items, net.

Income Tax (Benefit) Expense
The following table summarizes our Income tax (benefit) expense and effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Loss before income taxes	$(626)	$(160)	$(892)	$(399)
Income tax (benefit) expense	(3)	(1)	75	(3)
Effective tax rate	0.5%	0.6%	(8.4)%	0.8%
The provision for income taxes for the thirteen weeks ended October 28, 2017 and October 29, 2016 was a tax benefit of $3 million and $1 million, respectively.
The Company’s effective income tax rate of 0.5% for the thirteen weeks ended October 28, 2017 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and increased losses for U.S. and other jurisdictions where no tax benefits are recognized. Separately, we did not recognize any deferred tax benefits on the excess of the tax basis over the book basis in our investment in Toys-Canada as a result of the Toys-Canada deconsolidation since it is not apparent that the temporary difference will reverse in the foreseeable future.
The Company’s effective income tax rate of 0.6% for the thirteen weeks ended October 29, 2016 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and increased losses for U.S. and other jurisdictions where no tax benefits are recognized.
The provision for income taxes for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was a tax expense of $75 million and a tax benefit of $3 million, respectively.
The Company’s effective income tax rate of (8.4)% for the thirty-nine weeks ended October 28, 2017 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss), increased losses for U.S. and other jurisdictions where no tax benefits are recognized and an additional $75 million valuation allowance against the Company’s non-U.S. deferred tax assets as a result of the Company’s going concern uncertainty.
The Company’s effective income tax rate of 0.8% for the thirty-nine weeks ended October 29, 2016 differed from the statutory U.S. Federal income tax rate of 35% primarily due to the effect of tax rate differentials on foreign income/(loss) and a $1 million tax expense related to adjustments to deferred taxes resulting from the change in statutory tax rate.

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
Reconciliation of Net loss attributable to Toys “R” Us, Inc. (inclusive of Toys-Canada) to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2017 (a)	October 29, 2016	October 28, 2017 (a)	October 29, 2016
Net loss attributable to Toys “R” Us, Inc.	$(623)	$(156)	$(953)	$(377)

Add:
Income tax expense	—	3	88	8
Interest expense, net	87	121	315	345
Depreciation and amortization	73	76	223	240
EBITDA	(463)	44	(327)	216

Adjustments:
Reorganization items, net	334	—	334	—
Compensation expense (b)	18	6	(19)	20
Certain transaction costs (c)	14	5	19	15
Property losses, net of insurance recoveries (d)	5	—	5	(1)
Sponsors’ management and advisory fees (e)	2	2	5	5
Severance	2	2	16	5
Net earnings attributable to noncontrolling interest	1	1	3	4
Foreign currency re-measurement (f)	(1)	4	(8)	(5)
Gains on sales of assets (g)	(1)	(45)	(1)	(45)
Impairment of long-lived assets	—	2	2	3
Store closure costs (h)	—	—	2	—
Litigation (i)	—	—	(3)	4
Adjusted EBITDA (j)	$(89)	$21	$28	$221

(a)	Includes the operating results of Toy-Canada through September 18, 2017. As discussed in Note 2 entitled “Bankruptcy filing,” we deconsolidated Toys-Canada as of the Canadian Petition Date.

(b)
Represents the incremental compensation expense (benefit) related to certain one-time awards and modifications including retention awards, net of forfeitures and reversals relating to certain officers’ awards based on performance targets.

(c)	Represents expenses associated with the bankruptcy filing prior to the U.S. Petition Date, the transition of our U.S. e-commerce operations and other transaction costs.

(d)	Represents property losses and insurance claims recognized.

(e)	Represents the fees expensed to our Sponsors in accordance with the advisory agreement.

(f)
Represents the unrealized (gain) loss on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility attributed to Toys-Canada through September 18, 2017. As a result of the bankruptcy filing, we deconsolidated Toys-Canada as of the Canadian Petition Date. In addition, as a result of the Chapter 11 bankruptcy filings, we no longer had foreign currency forward contracts to economically hedge our intercompany loans. Therefore, subsequent to the U.S. Petition date, foreign exchange (gain) loss incurred on our cross currency intercompany loans was recorded in Other income, net.

(g)	Represents sales of properties and intellectual property.

(h)	Represents store closure costs, net of lease surrender income.

(i)	Represents certain litigation expenses and settlements recorded for legal matters.

(j)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, severance, impact of litigation, store closure costs, noncontrolling interest, net gains on sales, reorganization items and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
At October 28, 2017, under the revolving portion of the ABL/FILO debtor-in-possession financing (the “ABL/FILO DIP Facility”), we had $595 million of outstanding borrowings and $93 million of outstanding letters of credit. Due to the deconsolidation of Toys-Canada, the portion of the ABL/FILO DIP Facility borrowed by the Canadian debtors was excluded from the Company’s debt. At October 28, 2017, we had combined excess availability (inclusive of Toys-Canada) of $584 million. As of October 28, 2017, we were subject to an initial limitation on the maximum aggregate amount of loans under the ABL DIP Facility of $1,300 million until the final $100 million is drawn under the Term DIP Facility. As of October 28, 2017, Toys “R” Us – Delaware, Inc. and its subsidiaries (including Toys-Canada) had total liquidity of $840 million, which included $100 million of availability under the Term DIP Facility and cash and cash equivalents of $156 million (inclusive of $29 million of Toys-Canada cash). The initial limitation on the maximum aggregate amount of loans under the ABL DIP Facility of $1,300 million has subsequently expired. Excluding the limitation, Toys-Delaware would have had total liquidity of $1,075 million as of October 28, 2017.
Toys “R” Us – Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes an unsecured loan commitment line of credit, “Tranche 2” due fiscal 2018. Tranche 2 is available in amounts of up to ¥9.45 billion ($83 million at October 28, 2017). As of October 28, 2017, we had no outstanding borrowings under Tranche 2, with $83 million of remaining availability. As of October 28, 2017, Toys-Japan had total liquidity of $131 million under its committed facility, which included cash and cash equivalents of $48 million.
Additionally, Toys-Japan has two uncommitted lines of credit with ¥1.0 billion and ¥0.5 billion of total availability, respectively. At October 28, 2017, we had no outstanding borrowings under these uncommitted lines of credit with a total of ¥1.5 billion ($13 million at October 28, 2017) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($181 million at October 28, 2017) asset-based senior secured revolving credit facility. As of October 28, 2017, we had outstanding borrowings of $81 million, with $70 million of remaining availability under the European ABL Facility. As of October 28, 2017, Europe and Australia had total liquidity of $122 million, which included cash and cash equivalents of $52 million.
Subsequent Event
On November 16, 2017, certain subsidiaries of the Company entered into the ABL Amendment which reduced the lenders’ commitments under the European ABL Facility to an aggregate of £115,000,000 to better align such amount with its current liquidity requirements. In addition, the ABL Amendment modified the maturity date of the European ABL Facility to be the earlier of (i) the date on which the Taj DIP Notes mature and (ii) January 18, 2019. The applicable margin with respect to loans under the European ABL Facility was increased to 3.50%.
Toys (Labuan) Holding Limited (“Asia JV”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$130 million ($17 million at October 28, 2017). As of October 28, 2017, we had $4 million of borrowings and $5 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $8 million.
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
The following table presents our capital expenditures (including Toys-Canada activity through September 18, 2017) for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016
Information technology	$46	$65
Store improvements	25	37
New stores	16	17
Distribution centers	8	18
Other store-related projects (1)	25	37
Total capital expenditures	$120	$174

(1)	Includes remodels and other store updates.

Cash Flows
The following cash flow summary includes Toys-Canada results through September 18, 2017:

	39 Weeks Ended
(In millions)	October 28, 2017	October 29, 2016	Change
Net cash used in operating activities	$(730)	$(1,060)	$330
Net cash used in investing activities	(382)	(128)	(254)
Net cash provided by financing activities	969	910	59
Effect of exchange rate changes on Cash and cash equivalents	9	18	(9)
Net decrease during period in Cash and cash equivalents	$(134)	$(260)	$126
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased by $330 million to $730 million for the thirty-nine weeks ended October 28, 2017, compared to $1,060 million for the thirty-nine weeks ended October 29, 2016. The decrease was primarily due to a reduction in Domestic merchandise purchases resulting from the Chapter 11 filing, partially offset by a decline in operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $254 million to $382 million for the thirty-nine weeks ended October 28, 2017, compared to $128 million for the thirty-nine weeks ended October 29, 2016, primarily due to a $256 million increase in restricted cash, mainly due to restrictions in the Taj DIP Notes.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $59 million to $969 million for the thirty-nine weeks ended October 28, 2017, compared to $910 million for the thirty-nine weeks ended October 29, 2016. The increase was primarily due to a $124 million increase in net long-term debt borrowings resulting primarily from the DIP Financing obtained in the third quarter of 2017, partially offset by $82 million of debt financing costs related to the DIP Financings.

Debt
As of October 28, 2017, we had total indebtedness of $5.7 billion, of which $2.8 billion was pre-petition debt subject to compromise. The filing of the Bankruptcy Petitions constituted an event of default with respect to certain of our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petition. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
On October 24, 2017, the Bankruptcy Court approved a final order authorizing $3,125 million of post-petition DIP financing. We cannot be certain that the Bankruptcy Court will approve final orders authorizing entry into future DIP financing arrangements. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Bankruptcy filing” and Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise” for further details regarding our debt.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the uncertain of timing of the Chapter 11 cases, we cannot reasonably estimate the maturities of our pre-petition and post-petition debt and interest or our obligations under lease agreements.

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
The following changes have occurred with respect to our exposure to market risk during the thirty-nine weeks ended October 28, 2017:
Foreign Exchange Exposure

•
We enter into short-term, cross-currency intercompany loans with and among our foreign subsidiaries. Due to the Chapter 11 filings, we no longer maintain foreign currency forward contracts to economically hedge our foreign currency transaction exposure. During the period subsequent to the Chapter 11 bankruptcy filings, we recorded nominal foreign exchange net gains within Other income, net.

•	Due to the deconsolidation of Toys-Canada, we no longer have foreign exchange risk related to the re-measurement of Toys-Canada’s Tranche A-1 Loan denominated in USD.
Interest Rate Exposure

•
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. Effective as of the U.S. Petition Date, we ceased recording interest expense on outstanding pre-petition debt subject to compromise, which reduced our interest rate exposure.

•
In an effort to manage interest rate exposures, we entered into interest rate cap derivative contracts. During the thirty-nine weeks ended October 28, 2017, we de-designated one of our interest rate caps from cash flow hedge accounting as it failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting. In conjunction with the de-designation of the cash flow hedge, the changes in fair value are now recorded to Interest expense in our Condensed Consolidated Statements of Operations.

For additional discussion of our long-term debt and derivatives, refer to Note 3 entitled “Short-term borrowings, long-term debt and debt subject to compromise” and Note 4 entitled “Derivative instruments and hedging activities” to our Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Toys-UK is subject to risks and uncertainties associated with the CVA process.
On December 4, 2017, as part of the overall restructuring plan of the Company, Toys-UK initiated a voluntary restructuring process through the commencement of Toys-UK’s CVA. Under the CVA process, Toys-UK submitted a comprehensive proposal to its creditors and will solicit their approval of the plan contemplated by the CVA at the creditors’ meeting, which will take place on December 21, 2017. Pursuant to the CVA, Toys-UK proposes, among other things, that it will continue to service all of its obligations to creditors in the ordinary course. The only claims that are compromised under the CVA are certain rent payments to landlords.
For the CVA to become effective and for the benefits of such proposal to be realized, among other things, (i) the CVA proposal must be voted in favor of by 75% or more in value of those creditors responding and will not be approved if more than 50% of the total value of the unconnected creditors vote against it and (ii) 50% in value of the company’s shareholder must approve the CVA. Within 28 days of reporting the result of the vote on the CVA to the court, a creditor may seek to challenge the CVA on grounds of material irregularity or unfair prejudice.  There can be no assurance that Toys-UK will successfully solicit approval of this proposal or that Toys-UK will achieve the cost savings and other benefits contemplated by this proposal. If the CVA is not approved at the relevant meetings, or is otherwise not implemented, it is likely that Toys-UK will no longer be able to trade as a going concern, which is likely to result in the appointment of administrators. Negative events associated with Toys-UK’s CVA process could adversely affect its relationships with its suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect its operations and financial condition. In addition, the CVA process may result in significant adverse tax consequences to the Company.
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
The Debtors may be unable to comply with restrictions imposed by the agreements governing the DIP Financing and the Debtors’ other financing arrangements.
The agreements governing the DIP Financing impose a number of restrictions on the Debtors. Specifically, the terms of the credit agreements governing the DIP Credit Facilities impose certain obligations including, among other things, affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the DIP Credit Facilities, and negative covenants restricting the Debtors’ ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in by the terms and conditions of the credit agreements governing the DIP Credit Facilities. The Debtors’ ability to borrow under the DIP Credit Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein. Further, the Taj DIP Notes contain numerous covenants imposing financial and operating restrictions on the TRU Taj Issuers and the DIP Notes Guarantors. These covenants include, among other things, a minimum EBITDA covenant, restrictions on the Taj Issuers’ ability and certain of their restricted subsidiaries to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, issue redeemable stock and preferred stock, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates, in each case except as permitted by the DIP Notes Indenture.
The Debtors’ ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Debtors cannot comply with a covenant or achieve a milestone, could result in an event of default under the agreements governing the DIP Financing and the Debtors’ other financing arrangements.

We must comply with the requirements of the waiver and forbearance agreement with the Consenting Noteholders in order for the waiver to continue to be effective.
Certain of our foreign subsidiaries that are not party to the Chapter 11 cases are guarantors (“Foreign Guarantors”) under the indenture governing the Existing Taj Notes (the “Existing Taj Notes Indenture”). In connection with the Bankruptcy Petition, we entered into a waiver and forbearance agreement (as amended and supplemented the “Waiver and Forbearance Agreement”) with the Consenting Noteholders whereby the Consenting Noteholders have agreed to (1) prospectively waive the event of default under the Existing Taj Notes Indenture triggered by the commencement of the Chapter 11 cases, the borrowings and other the DIP Facilities, and the failure by the TRU Taj Issuers to comply with the reporting covenant under the Existing Taj Notes Indenture (the “Specified Defaults”); (2) forbear from exercising any of the rights and remedies under Existing Taj Notes Indenture, related documents or applicable law against the TRU Taj Issuers or the Foreign Guarantors solely with respect to the Specified Defaults and (3) consent to the incurrence of the DIP Financing. In order for the Waiver and Forbearance Agreement to continue to be effective we must comply with the terms and conditions of the Waiver and Forbearance Agreement, including, among other things, requirements that:

•	the TRU Taj Issuers and the Foreign Guarantors move to assume certain intellectual property licenses by December 15, 2017;

•	the Bankruptcy Court enters a final order authorizing the assumption of such intellectual property licenses by February 1, 2018;

•	a final order of the Bankruptcy Court approving the issuance of the DIP Notes; certain adverse events in the operation of the Chapter 11 cases; and

•	an event of default under the Existing Taj Notes Indenture, the DIP Notes Indenture, the European ABL Facility or the DIP Facilities.
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
The filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments:

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
On December 5, 2017, the Bankruptcy Court approved our previously announced cash-based Senior Executive Incentive Plan (the “SEIP”) for key employees of the Company constituting “insiders” under the Bankruptcy Code, including our named executive officers (the “SEIP Participants”). The SEIP replaces the Company’s Team Achievement Dividend Plan (“TAD”) for such SEIP Participants with a quarterly system with revised pay-out targets. Under the SEIP, the SEIP Participants have an annual cash-based incentive compensation target expressed as a percentage of his or her base salary based upon the attainment of certain adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets for the fourth fiscal quarter of 2017 and the first three fiscal quarters of 2018. Our named executive officers’ award payout levels under the SEIP, inclusive of the Emergence Bonus (as defined below), are as follows: Mr. Brandon, 125% of base salary at the award payout target and 210% of base salary at the award payout maximum; Messrs. Short and Barry, and Wills, 150% of base salary at the award payout target and 210% of base salary at the award payout maximum.
In addition, upon the effectiveness of a plan of reorganization, regardless of whether EBITDA pay-out targets under the plan have been met, SEIP Participants will be entitled to their respective shares of a $5 million aggregate bonus (the “Emergence Bonus”). All SEIP related to the fourth quarter of 2017 will be subject to clawback period ending September 14, 2018. Any subsequent SEIP payment is subject to a six month clawback period. All clawback periods will terminate upon the effectiveness of a plan of reorganization.

The foregoing description of the Senior Executive Incentive Plan is qualified in its entirety by reference to the full text of the SEIP filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: December 19, 2017	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Forbearance Agreement, Consent and Amendment, dated as of November 16, 2017, to the Second Amended and Restated Syndicated Facilities Agreement, dated as of December 18, 2015, as amended as of June 28, 2016, by and among Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us Australia Pty Ltd, Toys “R” Us GmbH, Toys “R” Us Iberia, S.A.U., the other obligors party thereto, the lenders party thereto and Deustche Bank AG New York Branch, as administrative agent, security agent, facility agent and co-collateral agent.

10.2	First Supplemental Indenture, dated as of October 10, 2017, among TRU Taj LLC, TRU Taj Finance, Inc. and Wilmington Savings Fund Society, FSB, as trustee.

10.3	Toys “R” Us, Inc. Senior Executive Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document